Form 10-Q
period 2026-05-31
CHS INC
filed 2026-07-08
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	May 31, 2026
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of May 31, 2026.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and our other CHS Inc. publicly available documents contain, and our officers, directors and representatives may from time to time make "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of the CHS Annual Report on Form 10-K for the fiscal year ended August 31, 2025. These factors may include changes in commodity prices; political, economic, legal and other risks of doing business globally; ongoing wars and global conflicts; global and regional factors impacting the supply of or demand for our products; the impact of government policies, mandates, regulations and trade agreements, including the imposition of tariffs and retaliatory tariffs; the impact of inflation; the impact of competitive business markets; any loss of members who choose to do business with other companies instead of us; the impact of market acceptance of alternatives to refined petroleum products; consolidation among our suppliers and customers; nonperformance or nonpayment by contractual counterparties; deterioration in credit quality of third parties who owe us money; the effectiveness of our risk management strategies; actual or perceived quality, safety or health risks associated with our products; business interruptions, casualty losses and supply chain issues; the impact of epidemics, pandemics, outbreaks of disease and other adverse public health developments; the impact of workforce factors; technological improvements and sustainability initiatives that decrease demand for our products; technical, legal and opportunistic-related risks from advancements in artificial intelligence; security breaches or other disruptions in our information technology systems or assets; increased scrutiny and changing expectations with respect to environmental, social and governance practices; failures or delays in achieving strategies or expectations related to climate change or other environmental matters; our ability to complete, integrate and benefit from acquisitions, strategic alliances, joint ventures, divestitures and other nonordinary course-of-business events; changes in federal income tax laws or our tax status; the impact and costs of compliance or noncompliance with applicable laws and regulations; the costs of compliance with environmental and energy laws and regulations; the impact of environmental liabilities and litigation; the impact of seasonality; the impairment of long-lived assets; our funding needs and financing sources; financial institutions’ and other capital sources’ policies concerning energy-related businesses; limits on our ability to access equity capital due to our cooperative structure; and other factors affecting our businesses generally. Any forward-looking statements made by us in this document are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2026	August 31, 2025
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$497,614	$327,826
Receivables	4,542,147	3,686,585
Inventories	3,606,271	3,270,350
Other current assets	1,297,261	801,590
Total current assets	9,943,293	8,086,351
Investments	3,959,651	3,846,062
Property, plant and equipment, net	5,410,727	5,501,294
Other assets	1,464,190	1,430,142
Total assets	$20,777,861	$18,863,849
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,589,756	$1,152,457
Current portion of long-term debt	149,663	90,447
Accounts payable	3,062,902	2,717,648
Accrued expenses	770,272	695,965
Other current liabilities	1,198,728	625,969
Total current liabilities	6,771,321	5,282,486
Long-term debt	1,983,919	1,745,386
Other liabilities	817,040	755,803
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	6,038,937	6,103,605
Accumulated other comprehensive loss	(272,639)	(306,372)
Capital reserves	3,171,783	3,015,424
Total CHS Inc. equities	11,202,119	11,076,695
Noncontrolling interests	3,462	3,479
Total equities	11,205,581	11,080,174
Total liabilities and equities	$20,777,861	$18,863,849

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
	(Dollars in thousands)
Revenues	$11,582,089	$9,766,421	$28,799,984	$26,856,724
Cost of goods sold	11,171,469	9,436,610	27,974,194	26,049,922
Gross profit	410,620	329,811	825,790	806,802
Marketing, general and administrative expenses	302,283	258,850	838,012	769,968
Operating earnings (loss)	108,337	70,961	(12,222)	36,834
Interest expense	49,725	44,109	130,833	96,962
Other income	(21,775)	(27,398)	(91,588)	(74,138)
Equity income from investments	(201,826)	(204,605)	(440,891)	(418,970)
Income before income taxes	282,213	258,855	389,424	432,980
Income tax expense	14,717	27,175	8,661	31,710
Net income	267,496	231,680	380,763	401,270
Net income (loss) attributable to noncontrolling interests	130	(504)	(34)	50
Net income attributable to CHS Inc.	$267,366	$232,184	$380,797	$401,220

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
	(Dollars in thousands)
Net income	$267,496	$231,680	$380,763	$401,270
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	2,594	2,241	8,354	6,820
Cash flow hedges	1,212	(1,015)	(328)	724
Foreign currency translation adjustment	(1,807)	(2,237)	25,707	(14,365)
Other comprehensive income (loss), net of tax	1,999	(1,011)	33,733	(6,821)
Comprehensive income	269,495	230,669	414,496	394,449
Comprehensive income (loss) attributable to noncontrolling interests	130	(504)	(34)	50
Comprehensive income attributable to CHS Inc.	$269,365	$231,173	$414,530	$394,399

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,
	2026	2025
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$380,763	$401,270
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	508,781	462,082
Equity income from investments, net of distributions received	(120,625)	(112,246)
Provision for current expected credit losses	11,971	6,035
Deferred taxes	3,068	(22,633)
Other, net	32,131	(4,990)
Changes in operating assets and liabilities:
Receivables	(1,020,289)	(671,223)
Inventories	(78,584)	(234,213)
Accounts payable and accrued expenses	436,236	(265,576)
Other, net	47,762	(193,778)
Net cash provided by (used in) operating activities	201,214	(635,272)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(344,305)	(533,473)
Proceeds from disposition of property, plant and equipment	9,783	14,578
Expenditures for major maintenance	(56,333)	(274,062)
Purchases of short-term investments	(156,968)	—
Proceeds from sale and maturity of short-term and other investments	199,810	508,415
Changes in CHS Capital notes receivable, net	(142,111)	(12,230)
Business acquisitions, net of cash acquired	—	(236,601)
Other investing activities, net	(13,525)	(18,787)
Net cash used in investing activities	(503,649)	(552,160)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	13,563,232	15,365,239
Payments on notes payable, long-term debt and finance lease obligations	(12,819,477)	(13,943,812)
Preferred stock dividends paid	(126,501)	(126,501)
Redemptions of equities	(80,553)	(271,034)
Cash patronage dividends paid	(30,000)	(300,340)
Other financing activities, net	4,364	1,140
Net cash provided by financing activities	511,065	724,692
Effect of exchange rate changes on cash and cash equivalents	2,961	(6,973)
Increase (decrease) in cash and cash equivalents and restricted cash	211,591	(469,713)
Cash and cash equivalents and restricted cash at beginning of period	399,260	873,862
Cash and cash equivalents and restricted cash at end of period	$610,851	$404,149

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides additional transparency for income tax disclosures. This ASU is effective for our annual reporting for fiscal year 2026 on a prospective basis with an option for retrospective application. While the adoption of this ASU will not impact the recognition or measurement of income taxes, it will result in expanded and enhanced income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure about certain costs and expenses in the notes to financial statements. This ASU is effective for our annual reporting for fiscal year 2028 on either a prospective or retrospective basis and for interim reporting periods beginning in fiscal year 2029. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends the criteria for recognizing and capitalizing costs related to internal-use software by replacing the previous project stage model with a principles-based framework. Under this ASU, costs are capitalized when management has authorized and committed to funding a software project and it is probable the project will be completed and the software used as intended. This ASU is effective for our annual reporting for fiscal year 2029 on either a prospective, retrospective or modified prospective transition method. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU provides recognition, measurement, presentation and disclosure requirements for government grants. Under the new guidance, proceeds from government grants must be recognized in earnings during the same period the underlying costs associated with grant eligibility are incurred. However, grant income must not be recognized unless it is probable the grant will be received and the entity will comply with the conditions attached to the grant. This ASU is effective for our interim reporting beginning in fiscal year 2030. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU improves clarity for interim financial reporting requirements under existing guidance within Accounting Standards Codification ("ASC") Topic 270, Interim Reporting, by creating a comprehensive list of interim disclosure requirements, clarifying scope and applicability, and adding a principle to disclose all material events that have occurred since the most recently filed Form 10-K. This ASU is effective for our interim reporting beginning in fiscal year 2029. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which provides recognition, measurement, presentation and disclosure requirements for entities that generate, purchase or receive environmental credits or have regulatory compliance obligations that may be settled with environmental credits, including renewable identification numbers (“RINs”). This ASU is effective for our interim and annual reporting periods beginning in fiscal year 2029. Early adoption is permitted. The amendments are required to be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of capital reserves as of the beginning of the annual reporting period of adoption. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

Note 2        Revenues

    The following table presents revenues recognized under ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by operating segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815") and other applicable accounting guidance for the three and nine months ended May 31, 2026 and 2025. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470, Debt, and ASC Topic 842, Leases, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended May 31, 2026	(Dollars in thousands)
Energy	$2,965,893	$342,086	$—	$3,307,979
Grains	495,941	5,162,903	1,775	5,660,619
Agronomy	2,566,264	—	—	2,566,264
Corporate and Services	32,266	—	14,961	47,227
Total revenues	$6,060,364	$5,504,989	$16,736	$11,582,089

Three Months Ended May 31, 2025*
Energy	$1,759,492	$155,604	$—	$1,915,096
Grains	430,174	4,858,830	3,297	5,292,301
Agronomy	2,514,021	—	—	2,514,021
Corporate and Services	31,681	—	13,322	45,003
Total revenues	$4,735,368	$5,014,434	$16,619	$9,766,421

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Nine Months Ended May 31, 2026	(Dollars in thousands)
Energy	$6,970,635	$793,790	$—	$7,764,425
Grains	1,436,315	14,610,786	5,960	16,053,061
Agronomy	4,836,342	—	—	4,836,342
Corporate and Services	99,719	—	46,437	146,156
Total revenues	$13,343,011	$15,404,576	$52,397	$28,799,984

Nine Months Ended May 31, 2025*
Energy	$5,453,083	$573,325	$—	$6,026,408
Grains	1,479,581	14,461,838	6,039	15,947,458
Agronomy	4,723,164	—	—	4,723,164
Corporate and Services	117,587	—	42,107	159,694
Total revenues	$11,773,415	$15,035,163	$48,146	$26,856,724
*Prior period amounts have been recast to align with our new product-line operating model.

Less than 1% of revenues accounted for under ASC Topic 606 included within the tables above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to customers where the right to payment is not conditional on the passage of time. This results in recognition of an asset as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were $16.1 million and $11.8 million as of May 31, 2026, and August 31, 2025, respectively.

Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $285.5 million and $179.6 million as of May 31, 2026, and August 31, 2025, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended May 31, 2026 and 2025, we recognized revenues of $18.5 million and $26.3 million related to contract liabilities, respectively. For the nine months ended May 31, 2026 and 2025, we recognized revenues of $128.1 million and $192.6 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

	May 31, 2026	August 31, 2025
	(Dollars in thousands)
Trade accounts receivable	$3,011,558	$2,122,697
CHS Capital short-term notes receivable	1,147,808	1,053,413
Other	477,041	592,187
Gross receivables	4,636,407	3,768,297
Less: allowances and reserves	94,260	81,712
Total receivables	$4,542,147	$3,686,585

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

Notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Minnesota, North Dakota, Illinois and Montana. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are primarily originated in the same states as the commercial notes, as well as in South Dakota.

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $141.7 million and $123.8 million as of May 31, 2026, and August 31, 2025, respectively. The long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of May 31, 2026, and August 31, 2025, commercial notes represented 34% and 24%, respectively, and producer notes represented 66% and 76%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of May 31, 2026, CHS Capital customers had additional available credit of $1.2 billion. No significant troubled debt restructuring activity occurred, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of May 31, 2026, or August 31, 2025.

Note 4        Inventories

	May 31, 2026	August 31, 2025
	(Dollars in thousands)
Grain and oilseed	$1,169,091	$957,894
Energy	610,409	694,655
Agronomy	1,276,757	1,202,326
Processed grain and oilseed	183,297	134,498
Other	366,717	280,977
Total inventories	$3,606,271	$3,270,350

    As of both May 31, 2026 and August 31, 2025, we valued approximately 18% of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the last in, first out ("LIFO") method, or net realizable value. If the first in, first out ("FIFO") method of accounting had been used, inventories would have been higher than the reported amount by $618.4 million and $361.1 million as of May 31, 2026, and August 31, 2025, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	May 31, 2026	August 31, 2025
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,637,137	$2,535,119
Ventura Foods, LLC	538,124	527,227
Ardent Mills, LLC	233,309	237,052
Other equity method investments	410,450	407,678
Other investments	140,631	138,986
Total investments	$3,959,651	$3,846,062

Joint ventures and other investments in which we have significant ownership and influence, but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our significant equity method investments during the nine months ended May 31, 2026 and 2025, consist of CF Industries Nitrogen, LLC ("CF Nitrogen") and Ventura Foods, LLC ("Ventura Foods"), which are summarized below. In addition to the recognition of our share of income from these investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs that requires an adjustment. We had approximately $807.9 million in cumulative undistributed earnings from our equity method investees included in the investments balance as of May 31, 2026.

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

The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the nine months ended May 31, 2026 and 2025.

	Nine Months Ended May 31,
	2026	2025
	(Dollars in thousands)
Net sales	$3,698,824	$2,843,733
Gross profit	1,570,661	903,074
Net earnings	1,494,853	857,461
Earnings attributable to CHS Inc.	303,101	199,014

Ventura Foods

    We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., Ltd., that produces and distributes edible oil-based products. We account for Ventura Foods as an equity method investment, and our share of the results of this equity method investment is included in Corporate and Services.

The following table provides summarized unaudited financial information for our equity method investment in Ventura Foods for the nine months ended May 31, 2026 and 2025.

	Nine Months Ended May 31,
	2026	2025
	(Dollars in thousands)
Net sales	$2,443,273	$2,336,711
Gross profit	349,196	350,818
Net earnings	79,784	232,199
Earnings attributable to CHS Inc.	39,892	116,100

Producer Ag

On October 10, 2025, we announced our mutual intent with Mid-Kansas Cooperative to start the process of ending our joint venture in Producer Ag. On December 31, 2025, we finalized an agreement to exit the joint venture. As part of this agreement, CHS received consideration in the form of working capital, primarily inventory and cash, in exchange for our equity interest, which represented approximately 57% of the net assets, and amounts previously owed to CHS.

As of May 31, 2026, CHS had no remaining investment balance in Producer Ag, and the corresponding final settlement had no impact on our Consolidated Statements of Operations.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants as of May 31, 2026. Notes payable as of May 31, 2026, and August 31, 2025, consisted of the following:

	May 31, 2026	August 31, 2025
	(Dollars in thousands)
Notes payable	$638,910	$584,226
CHS Capital notes payable	950,846	568,231
Total notes payable	$1,589,756	$1,152,457

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.8 billion that expires on April 21, 2028. There were $190.0 million and $180.0 million in borrowings outstanding on this facility as of May 31, 2026, and August 31, 2025. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes, and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of May 31, 2026, total availability under the Securitization Facility was $1.1 billion, of which $650.0 million was utilized. As of August 31, 2025, total availability under the Securitization Facility was $802.6 million, of which $296.0 million was utilized.

    We also have a repurchase facility ("Repurchase Facility"). Under the Repurchase Facility, we can obtain repurchase agreement financing up to $250.0 million for certain eligible receivables and notes receivable of the Originators. As of May 31,

2026, we fully utilized the amount available to us under the Repurchase Facility totaling $250.0 million. As of August 31, 2025, $159.7 million was utilized.

During the nine months ended May 31, 2026, we drew $300.0 million on our revolving term loan facility (the "Facility") for long-term capital planning purposes and utilized the proceeds to reduce short-term amounts outstanding. Our intent is to allow the balance outstanding to revert to a nonrevolving term loan that is payable on October 29, 2029. As of May 31, 2026, and August 31, 2025, there were $300.0 million and no amounts outstanding under this Facility, respectively.

The following table presents summarized long-term debt (including the current portion) as of May 31, 2026, and August 31, 2025.

	May 31, 2026	August 31, 2025
	(Dollars in thousands)
Private placement debt	$1,783,000	$1,783,000
Term loan	300,000	—
Finance lease liabilities	52,474	55,198
Deferred financing costs	(3,589)	(3,894)
Other	1,697	1,529
Total long-term debt	2,133,582	1,835,833
Less current portion	149,663	90,447
Long-term portion	$1,983,919	$1,745,386

Interest expense for the three months ended May 31, 2026 and 2025, was $49.7 million and $44.1 million, respectively, net of capitalized interest of $4.6 million and $8.2 million, respectively. Interest expense for the nine months ended May 31, 2026 and 2025, was $130.8 million and $97.0 million, respectively, net of capitalized interest of $19.0 million and $22.8 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended May 31, 2026, was 5.2%, compared to 10.5% for the three months ended May 31, 2025. Our effective tax rate for the nine months ended May 31, 2026, was 2.2%, compared to 7.3% for the nine months ended May 31, 2025. Our income tax expense reflects the mix of full-year earnings projected across business units and current equity assumptions, along with benefits associated with certain tax credits. Income taxes and effective tax rates vary each year based on profitability, changes in tax law, income tax credits and patronage business activity.

Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged, and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $105.6 million and $96.5 million of the unrecognized tax benefits would benefit our effective tax rate as of May 31, 2026, and August 31, 2025, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could change significantly in the next 12 months.

Note 8        Equities

Changes in Equities

Changes in equities for the three months ended May 31, 2026 and 2025, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, February 28, 2026	$3,740,285	$26,268	$2,318,358	$2,264,038	$(274,638)	$2,982,635	$3,349	$11,060,295
Reversal of prior fiscal year patronage and redemption estimates	52,687	—	—	—	—	10,925	—	63,612
Distribution of 2025 patronage refunds	5	—	18	—	—	(10,947)	—	(10,924)
Redemptions of equities	(46,335)	(120)	(6,232)	—	—	—	—	(52,687)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(357)	—	(494)	—	—	1,555	(17)	687
Net income	—	—	—	—	—	267,366	130	267,496
Other comprehensive income, net of tax	—	—	—	—	1,999	—	—	1,999
Estimated 2026 cash patronage refunds	—	—	—	—	—	(37,584)	—	(37,584)
Estimated 2026 equity redemptions	(45,146)	—	—	—	—	—	—	(45,146)
Balances, May 31, 2026	$3,701,139	$26,148	$2,311,650	$2,264,038	$(272,639)	$3,171,783	$3,462	$11,205,581

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, February 28, 2025	$3,688,331	$27,035	$2,199,113	$2,264,038	$(302,352)	$2,832,758	$5,205	$10,714,128
Reversal of prior fiscal year patronage and redemption estimates	254,707	—	—	—	—	70,497	—	325,204
Distribution of 2024 patronage refunds	116	—	381	—	—	(71,367)	—	(70,870)
Redemptions of equities	(249,887)	(51)	(4,769)	—	—	—	—	(254,707)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(401)	(35)	(207)	—	—	15,128	(1,265)	13,220
Net income (loss)	—	—	—	—	—	232,184	(504)	231,680
Other comprehensive loss, net of tax	—	—	—	—	(1,011)	—	—	(1,011)
Estimated 2025 cash patronage refunds	—	—	—	—	—	(19,334)	—	(19,334)
Estimated 2025 equity redemptions	(107,882)	—	—	—	—	—	—	(107,882)
Balances, May 31, 2025	$3,584,984	$26,949	$2,194,518	$2,264,038	$(303,363)	$3,017,699	$3,436	$10,788,261

Changes in equities for the nine months ended May 31, 2026 and 2025, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2025	$3,743,060	$26,888	$2,333,657	$2,264,038	$(306,372)	$3,015,424	$3,479	$11,080,174
Reversal of prior fiscal year patronage and redemption estimates	25,520	—	(144,101)	—	—	229,135	—	110,554
Distribution of 2025 patronage refunds	54,235	—	144,115	—	—	(228,350)	—	(30,000)
Redemptions of equities	(66,292)	(242)	(14,019)	—	—	—	—	(80,553)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	7,730	(498)	(8,002)	—	—	(14,479)	17	(15,232)
Net income (loss)	—	—	—	—	—	380,797	(34)	380,763
Other comprehensive income, net of tax	—	—	—	—	33,733	—	—	33,733
Estimated 2026 cash patronage refunds	—	—	—	—	—	(42,076)	—	(42,076)
Estimated 2026 equity redemptions	(63,114)	—	—	—	—	—	—	(63,114)
Balances, May 31, 2026	$3,701,139	$26,148	$2,311,650	$2,264,038	$(272,639)	$3,171,783	$3,462	$11,205,581

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2024	$3,753,343	$27,261	$2,201,765	$2,264,038	$(296,542)	$2,805,526	$6,533	$10,761,924
Reversal of prior fiscal year patronage and redemption estimates	193,773	—	(282,431)	—	—	659,693	—	571,035
Distribution of 2024 patronage refunds	76,000	—	284,147	—	—	(660,487)	—	(300,340)
Redemptions of equities	(262,032)	(261)	(8,741)	—	—	—	—	(271,034)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	(409)	(51)	(222)	—	—	11,901	(3,147)	8,072
Net income	—	—	—	—	—	401,220	50	401,270
Other comprehensive loss, net of tax	—	—	—	—	(6,821)	—	—	(6,821)
Estimated 2025 cash patronage refunds	—	—	—	—	—	(31,486)	—	(31,486)
Estimated 2025 equity redemptions	(175,691)	—	—	—	—	—	—	(175,691)
Balances, May 31, 2025	$3,584,984	$26,949	$2,194,518	$2,264,038	$(303,363)	$3,017,699	$3,436	$10,788,261

Preferred Stock Dividends

    The following table presents a summary of dividends declared per share by series of preferred stock for the three and nine months ended May 31, 2026 and 2025.

		Three Months Ended May 31,		Nine Months Ended May 31,
	Nasdaq symbol	2026	2025	2026	2025
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$0.50	$0.50	$2.00	$2.00
Class B Cumulative Redeemable, Series 1	CHSCO	$0.49	$0.49	$1.97	$1.97
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$0.44	$0.44	$1.78	$1.78
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$0.42	$0.42	$1.69	$1.69
Class B Cumulative Redeemable, Series 4	CHSCL	$0.47	$0.47	$1.88	$1.88

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three months ended May 31, 2026 and 2025, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of February 28, 2026, net of tax	$(193,818)	$1,223	$(82,043)	$(274,638)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	2,602	(1,790)	812
Amounts reclassified	3,424	(1,002)	—	2,422
Total other comprehensive income (loss), before tax	3,424	1,600	(1,790)	3,234
Tax effect	(830)	(388)	(17)	(1,235)
Other comprehensive income (loss), net of tax	2,594	1,212	(1,807)	1,999
Balance as of May 31, 2026, net of tax	$(191,224)	$2,435	$(83,850)	$(272,639)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of February 28, 2025, net of tax	$(191,394)	$3,516	$(114,474)	$(302,352)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(64)	849	(2,797)	(2,012)
Amounts reclassified	3,032	(2,193)	859	1,698
Total other comprehensive income (loss), before tax	2,968	(1,344)	(1,938)	(314)
Tax effect	(727)	329	(299)	(697)
Other comprehensive income (loss), net of tax	2,241	(1,015)	(2,237)	(1,011)
Balance as of May 31, 2025, net of tax	$(189,153)	$2,501	$(116,711)	$(303,363)

Changes in accumulated other comprehensive income (loss) by component for the nine months ended May 31, 2026 and 2025, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2025, net of tax	$(199,578)	$2,763	$(109,557)	$(306,372)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	3,967	25,833	29,800
Amounts reclassified	11,030	(4,401)	—	6,629
Total other comprehensive income (loss), before tax	11,030	(434)	25,833	36,429
Tax effect	(2,676)	106	(126)	(2,696)
Other comprehensive income (loss), net of tax	8,354	(328)	25,707	33,733
Balance as of May 31, 2026, net of tax	$(191,224)	$2,435	$(83,850)	$(272,639)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2024, net of tax	$(195,973)	$1,777	$(102,346)	$(296,542)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(64)	10,668	(15,214)	(4,610)
Amounts reclassified	9,097	(9,708)	859	248
Total other comprehensive income (loss), before tax	9,033	960	(14,355)	(4,362)
Tax effect	(2,213)	(236)	(10)	(2,459)
Other comprehensive income (loss), net of tax	6,820	724	(14,365)	(6,821)
Balance as of May 31, 2025, net of tax	$(189,153)	$2,501	$(116,711)	$(303,363)

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

    Components of net periodic benefit costs for the three and nine months ended May 31, 2026 and 2025, are as follows:

	Three Months Ended May 31,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2026	2025	2026	2025	2026	2025
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$11,348	$10,932	$831	$757	$210	$211
Interest cost	9,027	8,725	335	289	281	285
Expected return on assets	(12,579)	(11,744)	—	—	—	—
Prior service (credit) cost amortization	(149)	50	(8)	(12)	(111)	(111)
Actuarial loss (gain) amortization	4,125	3,204	246	200	(299)	(309)
Net periodic benefit cost	$11,772	$11,167	$1,404	$1,234	$81	$76

	Nine Months Ended May 31,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2026	2025	2026	2025	2026	2025
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$34,043	$32,795	$2,494	$2,270	$630	$633
Interest cost	27,080	26,174	1,005	866	844	855
Expected return on assets	(37,737)	(35,232)	—	—	—	—
Prior service (credit) cost amortization	(446)	149	(23)	(35)	(334)	(334)
Actuarial loss (gain) amortization	12,374	9,611	737	599	(898)	(926)
Net periodic benefit cost	$35,314	$33,497	$4,213	$3,700	$242	$228

Employer Contributions

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the nine months ended May 31, 2026, and we do not anticipate being required to make contributions to our pension plans in fiscal 2026, although we may voluntarily elect to do so.

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

•The Grains segment comprises our global grain marketing and processing activities as part of the feed grains, oilseeds, wheat, specialty grains and animal nutrition product lines. The Grains segment connects producers to domestic and global grain markets through a broad origination and distribution network. It markets commodities such as wheat, corn, ethanol, soybeans, oilseeds and specialty grains. The segment operates grain facilities and trading offices across five continents, serving processors, food manufacturers and renewable fuel producers. Further, the Grains segment produces ethanol and is one of the nation's largest suppliers of ethanol inputs into gasoline products, while also specializing in soybean and canola processing. These results were previously included within the former Ag segment.
•The Agronomy segment consists of our wholesale and retail agronomy activities within the crop nutrients and crop protection product lines. The Agronomy segment provides crop inputs and agronomy services to farmers, member cooperatives and other retailers. It offers crop nutrients, crop protection products and seed, including both proprietary and third-party brands. The Agronomy segment also includes our Nitrogen Production business consisting of our equity method investment in CF Nitrogen. Our supply agreement with CF Nitrogen requires us to purchase a specified quantity of granular urea and urea ammonium nitrate annually from CF Nitrogen. These results were previously included within the former Ag and Nitrogen Production segments.
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

Corporate administrative expenses and interest are allocated to each reportable segment and Corporate and Services, based on direct use of services, such as information technology support and legal counsel, and other factors or considerations relevant to the costs incurred.

    Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and IBIT generally trend lower during the second fiscal quarter and increase in the third fiscal quarter. Our retail business, which offers products and services across the Energy, Grains and Agronomy segments, primarily experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively, and our global grain and processing operations within Grains are subject to fluctuations in volume and revenues based on producer harvests, world grain prices, demand and international trade relationships. Additionally, our Agronomy segment generally experiences higher volumes and revenues during the spring planting season. Our Energy segment typically experiences higher volumes and revenues in certain operating areas, such as refined fuels, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons.

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

Segment information for the three and nine months ended May 31, 2026 and 2025, is presented in the tables below.

	Energy	Grains	Agronomy	Total Reportable Segments	Corporate and Services	Reconciling Amounts	Total
Three Months Ended May 31, 2026	(Dollars in thousands)
Revenues, including intersegment revenues	$3,324,889	$5,663,682	$2,566,572	$11,555,143	$90,965	$(64,019)	$11,582,089
Intersegment revenues	(16,910)	(3,063)	(308)	(20,281)	(43,738)	64,019	—
Revenues, net of intersegment revenues	$3,307,979	$5,660,619	$2,566,264	$11,534,862	$47,227	$—	$11,582,089
Cost of goods sold (a)	3,203,359	5,612,504	2,334,384	11,150,247	21,222	—	11,171,469
Marketing, general and administrative expenses	94,766	99,727	83,242	277,735	24,548	—	302,283
Interest expense	(111)	20,736	29,785	50,410	8,796	(9,481)	49,725
Other losses (income)	51	(23,890)	(4,376)	(28,215)	(3,041)	9,481	(21,775)
Equity income from investments	(185)	(14,894)	(151,815)	(166,894)	(34,932)	—	(201,826)
Income (loss) before income taxes	$10,099	$(33,564)	$275,044	$251,579	$30,634	$—	$282,213

Capital expenditures (b)	$89,783	$43,433	$13,378	$146,594	$22,151	$—	$168,745
Depreciation and amortization	$97,093	$46,337	$18,599	$162,029	$3,288	$—	$165,317

	Energy	Grains	Agronomy	Total Reportable Segments	Corporate and Services	Reconciling Amounts	Total
Three Months Ended May 31, 2025	(Dollars in thousands)
Revenues, including intersegment revenues	$1,917,878	$5,292,339	$2,514,360	$9,724,577	$86,835	$(44,991)	$9,766,421
Intersegment revenues	(2,782)	(38)	(339)	(3,159)	(41,832)	44,991	—
Revenues, net of intersegment revenues	$1,915,096	$5,292,301	$2,514,021	$9,721,418	$45,003	$—	$9,766,421
Cost of goods sold (a)	1,889,165	5,238,387	2,285,473	9,413,025	23,585	—	9,436,610
Marketing, general and administrative expenses	84,169	85,744	69,488	239,401	19,449	—	258,850
Interest expense	(1,025)	19,678	27,812	46,465	4,579	(6,935)	44,109
Other income	(427)	(10,525)	(16,774)	(27,726)	(6,607)	6,935	(27,398)
Equity income from investments	(271)	(8,127)	(99,373)	(107,771)	(96,834)	—	(204,605)
(Loss) income before income taxes	$(56,515)	$(32,856)	$247,395	$158,024	$100,831	$—	$258,855

Capital expenditures (b)	$295,131	$92,318	$16,351	$403,800	$433	$—	$404,233
Depreciation and amortization	$87,645	$54,372	$15,585	$157,602	$1,768	$—	$159,370
(a) Cost of goods sold is presented net of intersegment cost of goods sold.
(b) Includes amounts related to acquisition of property, plant and equipment and expenditures for major maintenance.

	Energy	Grains	Agronomy	Total Reportable Segments	Corporate and Services	Reconciling Amounts	Total
Nine Months Ended May 31, 2026	(Dollars in thousands)
Revenues, including intersegment revenues	$7,802,993	$16,059,992	$4,837,683	$28,700,668	$267,738	$(168,422)	$28,799,984
Intersegment revenues	(38,568)	(6,931)	(1,341)	(46,840)	(121,582)	168,422	—
Revenues, net of intersegment revenues	$7,764,425	$16,053,061	$4,836,342	$28,653,828	$146,156	$—	$28,799,984
Cost of goods sold (a)	7,474,096	15,884,424	4,546,527	27,905,047	69,147	—	27,974,194
Marketing, general and administrative expenses	262,221	278,453	234,303	774,977	63,035	—	838,012
Interest expense	184	56,043	85,182	141,409	14,936	(25,512)	130,833
Other losses (income)	405	(83,986)	(21,166)	(104,747)	(12,353)	25,512	(91,588)
Equity income from investments	(1,285)	(66,615)	(308,860)	(376,760)	(64,131)	—	(440,891)
Income (loss) before income taxes	$28,804	$(15,258)	$300,356	$313,902	$75,522	$—	$389,424

Capital expenditures (b)	$159,047	$154,535	$35,764	$349,346	$51,292	$—	$400,638
Depreciation and amortization	$302,510	$138,147	$57,860	$498,517	$10,264	$—	$508,781

	Energy	Grains	Agronomy	Total Reportable Segments	Corporate and Services	Reconciling Amounts	Total
Nine Months Ended May 31, 2025	(Dollars in thousands)
Revenues, including intersegment revenues	$6,035,646	$15,947,564	$4,723,898	$26,707,108	$268,050	$(118,434)	$26,856,724
Intersegment revenues	(9,238)	(106)	(734)	(10,078)	(108,356)	118,434	—
Revenues, net of intersegment revenues	$6,026,408	$15,947,458	$4,723,164	$26,697,030	$159,694	$—	$26,856,724
Cost of goods sold (a)	5,911,503	15,629,652	4,416,731	25,957,886	92,036	—	26,049,922
Marketing, general and administrative expenses	246,097	264,817	202,939	713,853	56,115	—	769,968
Interest expense	(4,558)	38,476	74,777	108,695	8,381	(20,114)	96,962
Other income	(4,642)	(55,141)	(29,631)	(89,414)	(4,838)	20,114	(74,138)
Equity income from investments	(1,735)	(56,097)	(205,796)	(263,628)	(155,342)	—	(418,970)
(Loss) income before income taxes	$(120,257)	$125,751	$264,144	$269,638	$163,342	$—	$432,980

Capital expenditures (b)	$466,863	$279,880	$56,198	$802,941	$4,594	$—	$807,535
Depreciation and amortization	$260,894	$152,582	$43,371	$456,847	$5,235	$—	$462,082
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

Derivative assets and liabilities with maturities of less than 12 months are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of current derivative assets recorded on our Condensed Consolidated Balance Sheets as of May 31, 2026, and August 31, 2025, was $315.3 million and $177.2 million, respectively. The amount of current derivative liabilities recorded on our Condensed Consolidated Balance

Sheets as of May 31, 2026, and August 31, 2025, was $533.3 million and $178.0 million, respectively. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of May 31, 2026, and August 31, 2025, was $9.9 million and $2.0 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of May 31, 2026, and August 31, 2025, was $4.9 million and $1.7 million, respectively.

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

	May 31, 2026
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$252,466	$—	$99,615	$152,851
Foreign exchange derivatives	67,830	—	6,308	61,522
Total	$320,296	$—	$105,923	$214,373
Derivative liabilities
Commodity derivatives	$528,092	$543	$100,793	$426,756
Foreign exchange derivatives	8,153	—	6,308	1,845
Total	$536,245	$543	$107,101	$428,601

	August 31, 2025
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$130,491	$—	$10,715	$119,776
Foreign exchange derivatives	43,527	—	9,379	34,148
Total	$174,018	$—	$20,094	$153,924
Derivative liabilities
Commodity derivatives	$166,122	$232	$10,715	$155,175
Foreign exchange derivatives	11,771	—	9,379	2,392
Total	$177,893	$232	$20,094	$157,567

    The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2026 and 2025.

		Three Months Ended May 31,		Nine Months Ended May 31,
	Location of Gain (Loss)	2026	2025	2026	2025
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(132,075)	$(32,997)	$(250,694)	$16,547
Foreign exchange derivatives	Cost of goods sold	14,011	33,703	24,496	37,713
Foreign exchange derivatives	Marketing, general and administrative expenses	356	2,927	613	2,859
Total		$(117,708)	$3,633	$(225,585)	$57,119

Commodity Contracts

    As of May 31, 2026, and August 31, 2025, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts.

	May 31, 2026		August 31, 2025
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	651,221	943,050	468,345	702,025
Energy products (barrels)	14,232	11,716	10,059	6,687
Processed grain and oilseed (tons)	1,028	2,161	1,168	2,429
Crop nutrients (tons)	27	8	29	32
Natural gas (metric million Btu)	240	—	180	—

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations, primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although CHS has some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $2.5 billion and $1.7 billion as of May 31, 2026, and August 31, 2025, respectively.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. The aggregate notional amounts of cash flow hedges were 3.8 million and 5.1 million barrels as of May 31, 2026, and August 31, 2025, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the locations on our Condensed Consolidated Balance Sheets in which they are recorded.

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	May 31, 2026	August 31, 2025	Balance Sheet Location	May 31, 2026	August 31, 2025
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$4,927	$5,197	Other current liabilities	$1,869	$1,786

    The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three and nine months ended May 31, 2026 and 2025.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
	(Dollars in thousands)
Commodity derivatives	$1,766	$(841)	$(353)	$988

    The following table presents the pretax gains relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2026 and 2025.

		Three Months Ended May 31,		Nine Months Ended May 31,
	Location of Gain	2026	2025	2026	2025
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$1,033	$2,485	$4,928	$10,582

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

    Recurring fair value measurements as of May 31, 2026, and August 31, 2025, are as follows:

	May 31, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$1,810	$255,582	$—	$257,392
Foreign exchange derivatives	—	67,830	—	67,830
Segregated investments and marketable securities	29,911	125,638	—	155,549
Time deposits	—	689	—	689
Money market funds	257,040	—	—	257,040
Other assets	33,513	—	—	33,513
Total	$322,274	$449,739	$—	$772,013
Liabilities
Commodity derivatives	$2,923	$527,038	$—	$529,961
Foreign exchange derivatives	—	8,153	—	8,153
Total	$2,923	$535,191	$—	$538,114

	August 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$3,153	$132,535	$—	$135,688
Foreign exchange derivatives	—	43,527	—	43,527
Segregated investments and marketable securities	34,303	135,675	—	169,978
Money market funds	78,393	—	—	78,393
Other assets	32,139	—	—	32,139
Total	$147,988	$311,737	$—	$459,725
Liabilities
Commodity derivatives	$1,110	$166,798	$—	$167,908
Foreign exchange derivatives	—	11,771	—	11,771
Total	$1,110	$178,569	$—	$179,679

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.1 billion, of which $124.5 million were outstanding on May 31, 2026. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of May 31, 2026.

Note 14        Supplemental Balance Sheet

    Other current assets; property, plant and equipment, net; and other current liabilities as of May 31, 2026, and August 31, 2025, are as follows:

	May 31, 2026	August 31, 2025
Other current assets	(Dollars in thousands)
Derivative assets (Note 11)	$315,288	$177,231
Margin and related deposits	276,569	183,817
Prepaid expenses	224,515	204,826
Supplier advance payments	252,668	104,866
Restricted cash	113,237	71,434
Other	114,984	59,416
Total other current assets	$1,297,261	$801,590

Property, plant and equipment
Property, plant and equipment	$12,429,213	$12,170,231
Accumulated depreciation	(7,018,486)	(6,668,937)
Property, plant and equipment, net	$5,410,727	$5,501,294

Other current liabilities
Customer margin deposits and credit balances	$140,586	$94,148
Customer advance payments	368,085	233,804
Derivative liabilities (Note 11)	533,253	178,017
Dividends and equity payable	156,804	120,000
Total other current liabilities	$1,198,728	$625,969

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
•Fiscal 2026 Third Quarter Highlights
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
•The Grains segment comprises our global grain marketing and processing activities as part of the feed grains, oilseeds, wheat, specialty grains and animal nutrition product lines. The Grains segment connects producers to domestic and global grain markets through a broad origination and distribution network. It markets commodities such as wheat, corn, ethanol, soybeans, oilseeds and specialty grains. The segment operates grain facilities and trading offices across five continents, serving processors, food manufacturers and renewable fuel producers. Further, the Grains segment produces ethanol and is one of the nation's largest suppliers of ethanol inputs into gasoline products, while also specializing in soybean and canola processing. These results were previously included within the former Ag segment.
•The Agronomy segment consists of our wholesale and retail agronomy activities within the crop nutrients and crop protection product lines. The Agronomy segment provides crop inputs and agronomy services to farmers, member cooperatives and other retailers. It offers crop nutrients, crop protection products and seed, including both proprietary and third-party brands. The Agronomy segment also includes our Nitrogen Production business consisting of our equity method investment in CF Nitrogen. Our supply agreement with CF Nitrogen requires us to purchase a specified quantity of granular urea and urea ammonium nitrate annually from CF Nitrogen. These results were previously included within the former Ag and Nitrogen Production segments.
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

    Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and IBIT generally trend lower during the second fiscal quarter and increase in the third fiscal quarter. For example, in our Grains segment, our retail business generally experiences higher volumes and revenues during the fall harvest, which generally corresponds to our first fiscal quarter, and our global grain and processing operations within Grains are subject to fluctuations in volumes and revenues based on producer harvests, world grain prices, global demand and international trade relationships. Our Agronomy segment generally experiences higher volumes and revenues during the spring planting season. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined fuel products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons. The tables below demonstrate the historical trend of seasonality inherent in our businesses.

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

Fiscal 2026 Third Quarter Highlights

•Our Energy segment benefited from strong crack spreads driven by global market dynamics, which were mostly offset by record-high expenses for renewable energy credits.
•Grains performance was driven by continued global headwinds affecting grain margins, partially offset by strong oilseed crush margins.
•Continued strong performance by our CF Nitrogen equity method investment was partially offset by lower sales volumes of agronomy products, due to higher prices and ongoing weakness in the U.S. farm economy.

Fiscal 2026 Trends Update

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate various macroeconomic factors will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as global financial markets, which could have a significant impact on each of our segments during fiscal 2026 and beyond. These factors include, among others, the ongoing war between Russia and Ukraine and conflict in the Middle East and other regions; shifts in global trade flows for commodities, including global economic impacts from supply disruptions associated with access to the Strait of Hormuz; global competitiveness giving rise to a weak export market for U.S.-sourced agricultural products; potential changes in U.S. trade policy, including increased or fluctuating tariffs; a changing interest rate environment; and continued pricing pressures impacting costs of labor, freight and materials. These factors, or any form of them, could cause significant margin pressure and lower profitability. To mitigate these impacts, we evaluate the economic environment and adjust our operations and business strategies to help improve our position in the market. In addition to these broad macroeconomic factors, other factors could impact demand and pricing for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs while remaining profitable. These include the cost of renewable energy credits, the price of which has been volatile in recent years and could positively or negatively impact our profitability. For example, the U.S. Environmental Protection Agency ("EPA") issued a renewable volume obligation ("RVO") in March 2026, which, as discussed in the MD&A Operating Metrics section, creates price uncertainty and volatility, while also significantly increasing the cost of our compliance with the program. Given the nature of our business, market dynamics and other mechanisms, it is possible the potential RVO compliance costs may be partially or wholly offset by certain other opportunities in our Energy and Grains businesses, but it is unknown if those opportunities will materialize. Additional factors that could impact demand and pricing of agricultural inputs and outputs include a weaker farm economy and regional factors, such as unpredictable weather conditions, including those due to climate change. We currently expect global economic factors impacting energy and agricultural commodities to be volatile and have the potential to be headwinds and/or tailwinds dependent on future global market conditions as they evolve throughout the remainder of fiscal 2026 and into fiscal 2027. Further, in light of uncertainty in the markets we serve, we are unable to predict how long the current environment will last or the significance of the financial and operational impacts to us; however, we currently expect the trend of volatile energy and agricultural commodities to persist throughout fiscal 2026 and into fiscal 2027. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2025, for additional considerations these and other risks may have on our business operations and financial performance.

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

The following table provides information about our consolidated refinery operations.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Refinery throughput volumes*	(Barrels per day)
Heavy, high-sulfur crude oil	92,204	82,160	105,357	99,637
All other crude oil	72,752	30,767	72,008	55,682
Other feedstocks and blendstocks	13,186	3,560	16,852	12,002
Total refinery throughput volumes	178,142	116,487	194,217	167,321
Refined fuel yields*
Gasolines	79,915	50,506	89,705	77,114
Distillates	80,851	50,226	86,287	73,146
*Lower refinery throughput and refined fuels yields experienced during 2025 and 2026 are primarily due to planned major maintenance at our McPherson, Kansas, and Laurel, Montana, refineries, respectively.

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

We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity; therefore, RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 biodiesel RINs increasing by 95% and 85%, respectively, during the three months ended May 31, 2026, compared to the same period during the prior fiscal year. The final RVO has impacted the demand for RINs, and we expect continued price volatility along with elevated and potentially increasing RINs prices for the remainder of fiscal 2026 and into fiscal 2027. Estimates of our RINs expense are calculated using an average of RINs prices each month.

In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and crude oil inputs) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by supply and demand of refined products. Supply and demand dynamics in the global and North American refined product markets resulted in increased crack spreads during both the three and nine months ended May 31, 2026, compared to the same periods of the prior year. The table below provides information about average market reference prices and differentials that impacted our Energy segment.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Market indicators
WTI crude oil (dollars per barrel)	$96.03	$63.99	$72.63	$68.71
WTI - WCS crude oil discount (dollars per barrel)	$14.36	$11.69	$12.87	$12.28
Group 3 2:1:1 crack spread (dollars per barrel)*	$39.03	$23.88	$27.56	$18.35
Group 3 5:3:2 crack spread (dollars per barrel)*	$36.19	$23.40	$25.26	$17.66
D6 ethanol RIN (dollars per RIN)	$1.7985	$0.9242	$1.3349	$0.7633
D4 biodiesel RIN (dollars per RIN)	$1.8339	$0.9899	$1.3688	$0.7935
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

		Three Months Ended May 31,		Nine Months Ended May 31,
	Market Source*	2026	2025	2026	2025
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$4.56	$4.56	$4.40	$4.47
Soybeans (dollars per bushel)	Chicago Board of Trade	$11.80	$10.30	$11.15	$10.19
Wheat (dollars per bushel)	Chicago Board of Trade	$6.17	$5.28	$5.62	$5.47
Ethanol (dollars per gallon)	Chicago Platts	$1.99	$1.73	$1.84	$1.68

Volumes
Grain and oilseed (thousands of bushels)		654,971	604,009	1,961,042	1,805,800
North American grain and oilseed port throughput (thousands of bushels)		252,136	190,979	771,562	576,610
Ethanol (thousands of gallons)		153,826	138,254	478,556	418,266
*Market source information represents the average week-end or month-end price during the period.

Agronomy

    Our Agronomy segment is primarily composed of our wholesale and retail agronomy activities within our crop nutrients and crop protection product lines. This segment provides innovative agriculture solutions to farmers, cooperatives and other retailers. Dedicated to supporting farmer success with effective agronomy practices, we offer crop nutrients, crop protection products and seed, including both proprietary and third-party brands. Our Agronomy segment includes our Nitrogen Production business consisting of our equity method investment in CF Nitrogen. Products in the Agronomy segment are supported by wholesale and retail channels from investment in domestic manufacturing and strategic relationships with suppliers around the world. Profitability in our Agronomy segment is largely driven by the relationship between global and regional supply and demand for the underlying products and raw materials, costs of inputs used in the fertilizer manufacturing process and strength of the agricultural industry throughout the trade territories in which we operate. The table below provides information about average market prices for agricultural commodities, as well as sales and throughput volumes for our Agronomy segment.

		Three Months Ended May 31,		Nine Months Ended May 31,
	Market Source*	2026	2025	2026	2025
Commodity prices
Urea (dollars per ton)	Green Markets NOLA	$598.92	$397.00	$463.71	$355.93
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$465.60	$326.95	$369.92	$267.40

Volumes
Wholesale crop nutrients (thousands of tons)		2,177	2,316	5,372	5,802
*Market source information represents the average week-end or month-end price during the period.

Results of Operations

Three Months Ended May 31, 2026 and 2025

	Three Months Ended May 31,
	2026	% of Revenues*	2025	% of Revenues*
	(Dollars in thousands)
Revenues	$11,582,089	100.0%	$9,766,421	100.0%
Cost of goods sold	11,171,469	96.5	9,436,610	96.6
Gross profit	410,620	3.5	329,811	3.4
Marketing, general and administrative expenses	302,283	2.6	258,850	2.7
Operating earnings	108,337	0.9	70,961	0.7
Interest expense	49,725	0.4	44,109	0.5
Other income	(21,775)	(0.2)	(27,398)	(0.3)
Equity income from investments	(201,826)	(1.7)	(204,605)	(2.1)
Income before income taxes	282,213	2.4	258,855	2.7
Income tax expense	14,717	0.1	27,175	0.3
Net income	267,496	2.3	231,680	2.4
Net income (loss) attributable to noncontrolling interests	130	—	(504)	—
Net income attributable to CHS Inc.	$267,366	2.3%	$232,184	2.4%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The table below details revenues, net of intersegment revenues, and IBIT by segment for the three months ended May 31, 2026.

	Energy	Grains	Agronomy	Corporate and Services	Total
Three Months Ended May 31, 2026	(Dollars in thousands)
Revenues	$3,307,979	$5,660,619	$2,566,264	$47,227	$11,582,089
Income (loss) before income taxes	$10,099	$(33,564)	$275,044	$30,634	$282,213

Operating Segments

Energy

	Three Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Revenues	$3,307,979	$1,915,096	$1,392,883	72.7%
Income (loss) before income taxes	$10,099	$(56,515)	$66,614	117.9%

    The following commentary presents the changes in our Energy segment for the three months ended May 31, 2026, compared to the three months ended May 31, 2025.

	Revenues	IBIT
For the three months ended May 31, 2026:	(Dollars in thousands)
Volume	$597,018	$1,147
Price impact on revenues and margin impact on IBIT	795,865	77,542
Other IBIT	—	(12,075)
Total change	$1,392,883	$66,614

Total Energy segment revenues increased $1,392.9 million, or 72.7%, during the three months ended May 31, 2026, compared to the three months ended May 31, 2025, primarily due to the following:
•Higher market prices for refined fuels products, due to geopolitical events in the current quarter, improved Energy segment revenues.
•Strong bulk refined fuels and propane sales volumes also drove revenues growth.

Energy segment IBIT increased $66.6 million, or 117.9%, during the three months ended May 31, 2026, compared to the three months ended May 31, 2025, primarily due to the following:
•Improved sales mix of higher-margin refined fuels products, higher crack spreads and favorable WCS discounts contributed to an increase in IBIT.
•These benefits were largely offset by significantly higher RINs expense and unrealized hedging losses.

Grains

	Three Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Revenues	$5,660,619	$5,292,301	$368,318	7.0%
Loss before income taxes	$(33,564)	$(32,856)	$(708)	(2.2%)

    The following commentary presents the changes in our Grains segment for the three months ended May 31, 2026, compared to the three months ended May 31, 2025.

	Revenues	IBIT
For the three months ended May 31, 2026:	(Dollars in thousands)
Volume	$455,110	$(2,170)
Price impact on revenues and margin impact on IBIT	(86,792)	(3,629)
Other IBIT	—	5,091
Total change	$368,318	$(708)

Total Grains segment revenues increased $368.3 million, or 7.0%, during the three months ended May 31, 2026, compared to the three months ended May 31, 2025, primarily as a result of the following:
•Strong volumes from feed grains exports and oilseed processing demand increased Grains segment revenues but were partially offset by weaker wheat sales.
•Lower selling prices for feed grains and oilseed commodities contributed to a decrease in Grains segment prices.

Grains segment IBIT decreased $0.7 million, or 2.2%, during the three months ended May 31, 2026, compared to the three months ended May 31, 2025, primarily as a result of the following:
•Lower margins associated with wheat, feed grains and specialty products decreased IBIT.
•These impacts were mostly offset by strong oilseed crush margins driven by RVO-related processing demand, higher interest income and improved performance by our equity method investments.

Agronomy

	Three Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Revenues	$2,566,264	$2,514,021	$52,243	2.1%
Income before income taxes	$275,044	$247,395	$27,649	11.2%

The following commentary presents the changes in our Agronomy segment for the three months ended May 31, 2026, compared to the three months ended May 31, 2025.

	Revenues	IBIT
For the three months ended May 31, 2026:	(Dollars in thousands)
Volume	$(220,087)	$(21,302)
Price impact on revenues and margin impact on IBIT	272,330	24,634
Other IBIT	—	24,317
Total change	$52,243	$27,649

    Total Agronomy segment revenues increased $52.2 million, or 2.1%, during the three months ended May 31, 2026, compared to the three months ended May 31, 2025, primarily due to the following:
•Higher wholesale and retail crop nutrients prices, due to tight market supply, increased Agronomy segment revenues.
•This was partially offset by lower sales volumes, driven primarily by deferred demand and a weaker U.S. farm economy, which decreased revenues.

    Total Agronomy segment IBIT increased $27.6 million, or 11.2%, during the three months ended May 31, 2026, compared to the three months ended May 31, 2025, primarily due to the following:
•Continued strong performance from our investment in CF Nitrogen, driven by higher urea and UAN prices, and improved margins across crop nutrients and crop protection products increased IBIT.
•These benefits were partially offset by volume declines, due largely to higher product costs, which led to deferred demand.

Other Business Activities

	Three Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Corporate and Services revenues	$47,227	$45,003	$2,224	4.9%
Corporate and Services IBIT	$30,634	$100,831	$(70,197)	(69.6%)

During the three months ended May 31, 2026, compared to the same period in the prior fiscal year, performance by CHS Capital positively impacted Corporate and Services revenues, while IBIT decreased due to the gain from the sale of a business by our equity investment, Ventura Foods, during the prior fiscal year that did not reoccur in the current year.

Cost of Goods Sold

	Three Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$11,171,469	$9,436,610	$1,734,859	18.4%

Consolidated cost of goods sold increased $1,734.9 million, or 18.4%, during the three months ended May 31, 2026, compared to the three months ended May 31, 2025, primarily due to the following:
•Increased bulk sales volumes of refined fuels and propane products, increased RINs expense, higher commodity prices and unrealized hedging losses increased COGS in our Energy segment.
•Higher sales volumes of feed grains and oilseed products, along with increased wheat prices, contributed to increased COGS in our Grains segment.
•Higher crop nutrients prices increased COGS in our Agronomy segment.

Marketing, General and Administrative Expenses

	Three Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$302,283	$258,850	$43,433	16.8%

    Marketing, general and administrative expenses increased during the three months ended May 31, 2026, driven primarily by incentive compensation and benefit expenses.

Interest Expense

	Three Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Interest expense	$49,725	$44,109	$5,616	12.7%

    Interest expense increased during the three months ended May 31, 2026, as a result of higher long-term debt balances compared to the same period in the prior fiscal year.

Other Income

	Three Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Other income	$21,775	$27,398	$(5,623)	(20.5%)

    Other income decreased during the three months ended May 31, 2026, primarily due to lower gains on investments, partially offset by increased interest income as a result of a larger cash balance compared to the same period in the prior fiscal year.

Equity Income from Investments

	Three Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$201,826	$204,605	$(2,779)	(1.4%)
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments decreased during the three months ended May 31, 2026, as compared to the same period during the prior fiscal year, primarily due to the non-recurring gain on the sale of a business by our equity investment, Ventura Foods, during the prior fiscal year, largely offset by strong performance from our investment in CF Nitrogen.

Income Tax Expense

	Three Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$14,717	$27,175	$(12,458)	(45.8%)

    Decreased income tax expense during the three months ended May 31, 2026, reflects the mix of full-year earnings projected across business units relative to the prior year and current equity assumptions, along with benefits associated with certain tax credits. Effective tax rates for the three months ended May 31, 2026 and 2025, were 5.2% and 10.5%, respectively. Federal and state statutory rates of 24.2% and 24.5% were applied to nonpatronage business activity for the three months ended May 31, 2026 and 2025, respectively. Income tax expense and effective tax rates vary each year based on profitability, changes in tax law, income tax credits and patronage business activity.

Results of Operations

Nine Months Ended May 31, 2026 and 2025

	Nine Months Ended May 31,
	2026	% of Revenues*	2025	% of Revenues*
	(Dollars in thousands)
Revenues	$28,799,984	100.0%	$26,856,724	100.0%
Cost of goods sold	27,974,194	97.1	26,049,922	97.0
Gross profit	825,790	2.9	806,802	3.0
Marketing, general and administrative expenses	838,012	2.9	769,968	2.9
Operating earnings	(12,222)	—	36,834	0.1
Interest expense	130,833	0.5	96,962	0.4
Other income	(91,588)	(0.3)	(74,138)	(0.3)
Equity income from investments	(440,891)	(1.5)	(418,970)	(1.6)
Income before income taxes	389,424	1.4	432,980	1.6
Income tax expense	8,661	—	31,710	0.1
Net income	380,763	1.3	401,270	1.5
Net (loss) income attributable to noncontrolling interests	(34)	—	50	—
Net income attributable to CHS Inc.	$380,797	1.3%	$401,220	1.5%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The table below details revenues, net of intersegment revenues, and IBIT by segment for the nine months ended May 31, 2026.

	Energy	Grains	Agronomy	Corporate and Services	Total
Nine Months Ended May 31, 2026	(Dollars in thousands)
Revenues	$7,764,425	$16,053,061	$4,836,342	$146,156	$28,799,984
Income (loss) before income taxes	$28,804	$(15,258)	$300,356	$75,522	$389,424

Operating Segments

Energy

	Nine Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Revenues	$7,764,425	$6,026,408	$1,738,017	28.8%
Income (loss) before income taxes	$28,804	$(120,257)	$149,061	124.0%

    The following commentary presents the changes in our Energy segment for the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025.

	Revenues	IBIT
For the nine months ended May 31, 2026:	(Dollars in thousands)
Volume	$1,109,301	$(1,471)
Price impact on revenues and margin impact on IBIT	628,716	176,895
Other IBIT	—	(26,363)
Total change	$1,738,017	$149,061

Total Energy segment revenues increased $1,738.0 million, or 28.8%, during the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025, primarily due to the following:
•Strong sales volumes of refined fuels and propane products, driven by heavy fall harvest activity and higher bulk sales volumes, increased Energy segment revenues.
•Higher market prices for refined fuels products, due to geopolitical events in the current year, also drove revenues growth, but were partially offset by lower propane prices.

Energy segment IBIT increased $149.1 million, or 124.0%, during the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025, primarily due to the following:
•Higher crack spreads, improved sales mix of higher-margin refined fuels products and favorable WCS discounts contributed to an increase in IBIT.
•These benefits were partially offset by significantly higher RINs expense and unrealized hedging losses.

Grains

	Nine Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Revenues	$16,053,061	$15,947,458	$105,603	0.7%
(Loss) income before income taxes	$(15,258)	$125,751	$(141,009)	(112.1%)

    The following commentary presents the changes in our Grains segment for the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025.

	Revenues	IBIT
For the nine months ended May 31, 2026:	(Dollars in thousands)
Volume	$672,728	$947
Price impact on revenues and margin impact on IBIT	(567,125)	(150,116)
Other IBIT	—	8,160
Total change	$105,603	$(141,009)

Total Grains segment revenues increased $105.6 million, or 0.7%, during the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025, primarily as a result of the following:
•Higher volumes increased Grains segment revenues, driven by strong feed grains exports.
•These benefits were partially offset by lower selling prices for feed grains and oilseed commodities, as well as lower oilseed volumes in the first half of the current fiscal year.

Grains segment IBIT decreased $141.0 million, or 112.1%, during the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025, primarily as a result of the following:
•Lower oilseed export volumes, soft crush margins during the first half of our fiscal year, weaker retail and wholesale wheat margins and timing of mark-to-market adjustments associated with commodity derivatives decreased IBIT.

Agronomy

	Nine Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Revenues	$4,836,342	$4,723,164	$113,178	2.4%
Income before income taxes	$300,356	$264,144	$36,212	13.7%

The following commentary presents the changes in our Agronomy segment for the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025.

	Revenues	IBIT
For the nine months ended May 31, 2026:	(Dollars in thousands)
Volume	$(359,025)	$(24,210)
Price impact on revenues and margin impact on IBIT	472,203	7,592
Other IBIT	—	52,830
Total change	$113,178	$36,212

    Total Agronomy segment revenues increased $113.2 million, or 2.4%, during the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025, primarily due to the following:
•Crop nutrients, driven primarily by higher crop nutrients prices, increased Agronomy segment revenues.
•This increase was partially offset by lower sales volumes, reflecting a weaker U.S. farm economy.

    Total Agronomy segment IBIT increased $36.2 million, or 13.7%, during the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025, primarily due to the following:
•Strong performance from our investment in CF Nitrogen, driven by higher urea and UAN prices, increased IBIT.
•This increase was partially offset by volume declines of crop nutrients products, due largely to higher product costs, which contributed to deferred demand.

Other Business Activities

	Nine Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Corporate and Services revenues	$146,156	$159,694	$(13,538)	(8.5%)
Corporate and Services IBIT	$75,522	$163,342	$(87,820)	(53.8%)

During the nine months ended May 31, 2026, as compared to same period in the prior fiscal year, lower transportation volumes negatively impacted Corporate and Services revenues, while IBIT decreased due to performance from our equity method investments and the gain on the sale of a business by our equity investment, Ventura Foods, during the prior fiscal year which did not reoccur in the current year.

Cost of Goods Sold

	Nine Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$27,974,194	$26,049,922	$1,924,272	7.4%

Consolidated cost of goods sold increased $1,924.3 million, or 7.4%, during the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025, primarily due to the following:
•Increased bulk sales volumes of refined fuels and propane products, increased RINs expense, higher commodity prices and unrealized hedging losses increased COGS in our Energy segment.
•Increased feed grains and wheat sales volumes increased COGS in our Grains segment but were partially offset by oilseed price and volume impacts.
•Higher crop nutrients per-ton prices increased COGS in our Agronomy segment.

Marketing, General and Administrative Expenses

	Nine Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$838,012	$769,968	$68,044	8.8%

    Marketing, general and administrative expenses increased during the nine months ended May 31, 2026, driven primarily by incentive compensation and benefit expenses and amortization related to our enterprise resource planning system.

Interest Expense

	Nine Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Interest expense	$130,833	$96,962	$33,871	34.9%

    Interest expense increased during the nine months ended May 31, 2026, as a result of higher long-term debt balances compared to the same period in the prior fiscal year.

Other Income

	Nine Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Other income	$91,588	$74,138	$17,450	23.5%

    Other income increased during the nine months ended May 31, 2026, primarily due to increased interest income as a result of a larger cash balance compared to the same period in the prior fiscal year.

Equity Income from Investments

	Nine Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$440,891	$418,970	$21,921	5.2%
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments increased during the nine months ended May 31, 2026, as compared to the same period during the prior fiscal year, primarily due to higher equity income from our investment in CF Nitrogen as a result of higher urea and UAN prices, partially offset by natural gas costs. This was also partially offset by the gain on the sale of a business by our equity investment, Ventura Foods, during the prior fiscal year that did not recur in the current year.

Income Tax Expense

	Nine Months Ended May 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$8,661	$31,710	$(23,049)	(72.7%)

    Decreased income tax expense during the nine months ended May 31, 2026, reflects the mix of full-year earnings projected across business units relative to the prior year and current equity assumptions, along with benefits associated with certain tax credits. Effective tax rates for the nine months ended May 31, 2026 and 2025, were 2.2% and 7.3%, respectively. Federal and state statutory rates of 24.2% and 24.5% were applied to nonpatronage business activity for the nine months ended May 31, 2026 and 2025, respectively. Income tax expense and effective tax rates vary each year based on profitability, changes in tax law, income tax credits and patronage business activity.

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

	May 31, 2026	August 31, 2025
	(Dollars in thousands)
Cash and cash equivalents	$497,614	$327,826
Notes payable	1,589,756	1,152,457
Long-term debt including current maturities	2,133,582	1,835,833
Total equities	11,205,581	11,080,174
Working capital	3,171,972	2,803,865
Current ratio*	1.5	1.5
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

Summary of Our Major Uses of Cash and Cash Equivalents

The following is a summary of our primary cash requirements for fiscal 2026:

•Capital expenditures. We expect total capital expenditures for fiscal 2026 to be approximately $494.5 million, compared to capital expenditures of $728.6 million in fiscal 2025, as we continue to invest in capital expenditures for projects to meet the evolving needs of our owners and customers and enhance value for the cooperative system during fiscal 2026. During the nine months ended May 31, 2026, we acquired $344.3 million of property, plant and equipment.
•Major maintenance. We expect total major maintenance for fiscal 2026 to be approximately $73.4 million, compared to major maintenance of $271.4 million in fiscal 2025. Decreased major maintenance for fiscal 2026 is due to significantly reduced turnaround activities at our refineries compared to the turnaround at our McPherson refinery during fiscal 2025. During the nine months ended May 31, 2026, we had $56.3 million in major maintenance largely due to the planned partial turnaround at our Laurel refinery.
•Debt and interest. We expect to repay approximately $91.8 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $102.5 million during fiscal 2026. During the nine months ended May 31, 2026, we repaid $9.3 million of scheduled long-term debt maturities and finance lease obligations.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of May 31, 2026. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2026. Dividends paid on our preferred stock during the nine months ended May 31, 2026, were $126.5 million.
•Patronage. Our Board of Directors authorized approximately $30.0 million of our fiscal 2025 patronage-sourced earnings to be paid to our member-owners during fiscal 2026. During the nine months ended May 31, 2026, we distributed $30.0 million of cash patronage related to the year ended August 31, 2025.
•Equity redemptions. Our Board of Directors authorized approximately $90.0 million of equity redemptions to be distributed in fiscal 2026 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. During the nine months ended May 31, 2026, we redeemed $80.6 million of member equity.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our short-term (the next 12 months) and long-term (beyond 12 months) operations. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of May 31, 2026. Based on our current fiscal 2026 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities as each amount appears on our condensed consolidated balance sheets. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. Working capital as of May 31, 2026, and August 31, 2025, was as follows:

	May 31, 2026	August 31, 2025	Change
	(Dollars in thousands)
Current assets	$9,943,293	$8,086,351	$1,856,942
Less current liabilities	6,771,321	5,282,486	1,488,835
Working capital	$3,171,972	$2,803,865	$368,107

As of May 31, 2026, working capital increased by $368.1 million compared to August 31, 2025. Changes in current asset balances increased working capital by $1.9 billion, primarily due to increases in receivables, other current assets and inventories, which were driven by seasonality in our business. Current liability balance changes decreased working capital by $1.5 billion, primarily due to increases in other current liabilities, notes payable and accounts payable, which were also driven by seasonality in our business.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

For information regarding our estimated contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended August 31, 2025. No material changes occurred during the nine months ended May 31, 2026.

Cash Flows

    The following table presents summarized cash flow data for the nine months ended May 31, 2026 and 2025:

	Nine Months Ended May 31,
	2026	2025	Change
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$201,214	$(635,272)	$836,486
Net cash used in investing activities	(503,649)	(552,160)	48,511
Net cash provided by financing activities	511,065	724,692	(213,627)
Effect of exchange rate changes on cash and cash equivalents	2,961	(6,973)	9,934
Increase (decrease) in cash and cash equivalents and restricted cash	$211,591	$(469,713)	$681,304

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $836.5 million year-over-year increase in cash provided by operating activities primarily reflects increased accounts payable and accrued expenses, which was partially offset by changes in accounts receivable, during the first nine months of fiscal 2026 as compared to the same period during fiscal 2025.

    The $48.5 million decrease in cash used in investing activities primarily reflects decreased expenditures for major maintenance, business acquisitions and acquisitions of property, plant and equipment, mostly offset by decreased proceeds from the sale and maturity of short-term and other investments, increased purchases of short-term investments and increases in CHS Capital notes receivable during the first nine months of fiscal 2026 compared to the same period during fiscal 2025.

    The $213.6 million decrease in cash provided by financing activities primarily reflects decreased net cash inflows associated with our notes payable and short-term funding needs for working capital, partially offset by decreased cash patronage dividends paid and redemptions of equities during the first nine months of fiscal 2026 compared to the same period during fiscal 2025.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of May 31, 2026, all shares of which are listed on the Global Select Market of Nasdaq.

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

Critical Accounting Policies

    Our critical accounting policies as presented in the MD&A in our Annual Report on Form 10-K for the year ended August 31, 2025, have not materially changed during the nine months ended May 31, 2026.

Recent Accounting Pronouncements

    Refer to Note 1, Basis of Presentation and Significant Accounting Policies, included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of applicable standards issued and not yet adopted.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended May 31, 2026, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2025.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of May 31, 2026. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended May 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.     OTHER INFORMATION

During the three months ended May 31, 2026, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	CHS Inc. Annual Variable Pay Plan Document
10.2	CHS Inc. Executive Long-Term Incentive Plan Document
10.3	CHS Inc. Deferred Compensation Plan Document (2026 Restatement)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	July 8, 2026	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President, Chief Financial Officer and Chief Strategy Officer