Form 10-K
period 2026-08-31
CHS INC
filed 2026-11-04
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	August 31, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1.    BUSINESS

THE COMPANY

CHS Inc. (referred to herein as "CHS," "company," "we," "us" or "our") is the nation’s leading integrated agricultural cooperative, providing grain, food, agronomy and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers, ranchers and member cooperatives (referred to herein as "members") across the United States. We also have preferred shareholders who own shares of our five series of preferred stock, which are listed and traded on the Global Select Market of The Nasdaq Stock Market LLC (“Nasdaq”). We buy grain and oilseeds from and provide products and services to our members (individual agricultural producers and local cooperatives) and other companies (nonmember customers) domestically and internationally. We provide a wide variety of products, ranging from agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products to agricultural outputs that include grain and oilseeds, processed grain and oilseeds, renewable fuels and food products. We also provide services such as hedging and financing. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, our share of the income or loss from those equity investments and joint ventures is included as a component of our net income using the equity method of accounting. For the year ended August 31, 2026, our total revenues were $39.2 billion and net income attributable to CHS was $1.1 billion.

We have aligned our segments based on how our businesses operate and the products and services they sell or commodities they buy. Effective September 1, 2025, we implemented a new product-line operating model, which is reflected in our Energy, Grains and Agronomy reportable segments. The Energy segment includes wholesale and retail activities within our refined fuels, propane and lubricants product lines. The Grains segment comprises grain origination as well as global grain marketing and processing activities through our feed grains, oilseeds, wheat, specialty grains and animal nutrition product lines. The Agronomy segment consists of our wholesale and retail agronomy activities within our crop nutrients and crop protection product lines and includes our nitrogen production business, consisting of our equity method investment in CF Industries Nitrogen, LLC (“CF Nitrogen”).

Our ag retail business, which was previously included in our former Ag segment, is now incorporated across the Energy, Grains and Agronomy segments based on products sold and their relevant product lines.

Our remaining operations are classified within Corporate and Services. This operating segment represents our financing and hedging businesses, which provide services to our members and consist of a financial services business and a U.S. Commodity Futures Trading Commission-regulated futures commission merchant, or FCM, for agricultural commodities hedging, and our transportation services. Our nonconsolidated joint venture investments in Ventura Foods, LLC (“Ventura Foods”), and Ardent Mills, LLC (“Ardent Mills”), are also included in Corporate and Services. All other nonconsolidated investments are included in our Energy, Grains and Agronomy segments.

As required under our bylaws and Minnesota cooperative law, our cooperative business earnings are allocated to our members and, to a limited extent, to nonmembers with whom we have agreed to do business on a patronage basis, based on the volume of business they do with us. We allocate these earnings to our patrons in the form of patronage dividends ("patronage"), which may be in cash, equities in the form of capital equity certificates or both. Patron equities may be redeemed over time at the discretion of our Board of Directors. Nonpatronage earnings derived from nonmembers are taxed at federal and state statutory corporate rates and retained as unallocated capital reserves. We also receive patronage from cooperatives in which we are a member, if those cooperatives have earnings to distribute and we qualify for patronage refunds from them.

Our origins date back to the late 1920s with the founding of our predecessor companies, which became Cenex, Inc., and Harvest States Cooperatives. CHS Inc. emerged as the result of the merger of Cenex and Harvest States Cooperatives in 1998 and is headquartered in Inver Grove Heights, Minnesota.

Our website address is www.chsinc.com. Our periodic and current reports on Form 10-K, Form 10-Q, Form 8-K and other filings, including exhibits and supplemental schedules filed therewith, and amendments to those reports, filed with the Securities and Exchange Commission (“SEC”) are available on our website free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information contained on our website is not part of, and is not incorporated into, this Annual Report on Form 10-K or any other report we file with or furnish to the SEC. The SEC maintains a website (www.sec.gov) that contains reports and other information regarding issuers, where you may obtain a copy of all information we file publicly with the SEC.

ENERGY
Overview

Our Energy segment consists of our refined fuels, propane and lubricants product lines. We are the nation's largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; supply and marketing of refined fuels (gasoline, diesel fuel and other energy products); blending and sale of lubricants; and supply of propane and other natural gas liquids.

Our Energy segment processes crude oil into refined petroleum products at our refineries in Laurel, Montana, and McPherson, Kansas, and sells those products to member cooperatives and other independent retailers who own and operate a network of Cenex® branded retail stores in more than 1,000 communities. Diesel fuel, lubricants and propane produced and distributed by CHS power our owners’ farms and ranches and support rural communities. For fiscal 2026, our Energy revenues, after elimination of intersegment revenues, were $11.4 billion, primarily from sales of gasoline, diesel fuel and propane.

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

Our Laurel refinery has capacity to process approximately 70,000 barrels of crude oil per day to produce refined products that consist primarily of gasoline, diesel fuel and other distillates, as well as other residual products, including asphalt and petroleum coke. Refined fuels produced at our Laurel refinery are available via railcars and the Yellowstone Pipeline to western Montana terminals and to Spokane, Washington; south via common carrier pipelines to Wyoming terminals and Denver, Colorado; and east via our wholly-owned Cenex Pipeline, LLC, to terminals in Eastern Montana and North Dakota.

McPherson refinery. Our McPherson, Kansas, refinery processes approximately 65% low- and medium-sulfur crude oil and approximately 35% heavy-high-sulfur crude oil into gasoline, diesel fuel and other distillates, petroleum coke and other products. The refinery sources its crude oil through its own pipelines, as well as through joint venture and common carrier pipelines. Low- and medium-sulfur crude oil is sourced from Kansas, Colorado, North Dakota, Oklahoma and Texas, and heavy-high-sulfur crude oil is sourced from Canada and Wyoming.

Our McPherson refinery has capacity to process approximately 120,000 barrels of crude oil per day to produce refined products that consist primarily of gasoline, diesel fuel and other distillates, as well as other residual products, including petroleum coke and ammonium thiosulfate. These products are trucked out of the refinery or shipped via common carrier pipelines.

Other energy operations. We operate nine refined product terminals, 11 propane terminals, three asphalt terminals and one lubricants blending and packaging facility.

Products and Services

Our Energy segment produces and sells gasoline, diesel fuel, propane, asphalt, lubricants and related products through both wholesale and retail channels. In addition to selling products refined at our Laurel and McPherson refineries, to a lesser extent we purchase refined petroleum products from third parties as needed to meet customer demand. The percentage of refined petroleum products we obtain from third parties varies by year and depends on refinery production volumes, which also vary by year and are driven by our planned major maintenance schedule, among other factors.

Our transportation services results were previously included in the Energy segment, but are now reported within Corporate and Services.

Sales and Marketing: Customers

Approximately 75% of our refined fuel products are branded under our Cenex® brand and the rest are unbranded. Branded products typically align to our members. Products are sold on a wholesale basis to member cooperatives and through a network of independent retailers that operate Cenex® branded retail stores. We also blend, package and wholesale auto and farm equipment lubricants to members and nonmembers and are one of the nation's largest propane wholesalers based on revenues.

Most of the propane sold in rural areas is for heating and agricultural use; as a result, propane sales volumes vary greatly by year, depending on weather patterns and crop conditions. Energy products including diesel fuel, lubricants and propane are also provided through our retail distribution network to farmers and rural customers.

Industry and Competition

The petroleum business is highly cyclical and based on local and global supply and demand dynamics. Demand for crude oil and energy products is driven by the condition of local and worldwide economies, local and regional weather patterns and fuel taxes or other government programs that affect the relative cost of refined fuels compared with alternative energy sources. Demand for our refined fuel products is generally higher in the spring, summer and early fall when gasoline and diesel fuel use by our agricultural customers is highest. Propane generally experiences higher volumes and revenues during the winter heating and crop-drying seasons. More fuel-efficient equipment, reduced crop tillage, depressed crop prices, adverse weather conditions and government programs that encourage idle acres may all reduce demand for our energy products.

Regulation. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on our Energy segment. Our Energy segment operations are subject to laws and related regulations and rules designed to protect the environment administered by the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Transportation ("DOT"), the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, the Federal Energy Regulatory Commission and similar government agencies. These laws, regulations and rules govern, among other things, discharge of materials into the environment; reporting storage of hazardous wastes and other hazardous materials; transportation, handling and disposal of wastes and other materials; and investigation and remediation of hazardous materials release. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible product recalls. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use and to governing bodies, such as the Chicago Mercantile Exchange ("CME"), the New York Mercantile Exchange ("NYMEX") and the U.S. Commodity Futures Trading Commission ("CFTC").

Competition. The petroleum refining and wholesale fuels business is highly competitive. Given the commodity nature of energy products, profitability depends largely on margins, operating efficiency, product mix and product distribution and transportation costs. Among our competitors are some of the world's largest integrated petroleum companies, which have their own crude oil supplies and distribution and marketing systems. We also compete with smaller domestic refiners and marketers in the midwestern and northwestern United States, with foreign refiners who import products into the United States and with producers and marketers supplying other forms of energy and fuels. Many of our retail gasoline competitors are much larger than CHS and have greater brand recognition and more distribution outlets than we do. We also are experiencing increased competition from regional and unbranded retailers.

We market refined fuel products in five principal geographic regions:

•Midwest and Northern Plains. Wholesale competition includes major oil companies, independent refiners and wholesale brokers and/or suppliers. The region has a robust spot market and is influenced by the large refinery center along the Gulf Coast.
•Marketing region centers near Chicago, Illinois, extending into Illinois, Indiana and eastern Wisconsin. We principally compete with major oil companies, independent refiners and wholesale brokers and/or suppliers.
•Arkansas and northern Texas. Competition includes major oil companies and independent refiners. This region is principally supplied by the Gulf Coast refinery center and is also driven by a strong spot market that reacts quickly to changes in the international and national supply balance.
•Colorado, Idaho, Montana, western North Dakota, western South Dakota, Utah and Wyoming. Wholesale competition includes major oil companies and independent refiners.
•Oregon and Washington. We compete with major oil companies. The region is known for volatile prices and an active spot market.

GRAINS
Overview

Our Grains segment comprises our origination, global grain marketing and processing activities in our feed grains, oilseeds, wheat, specialty grains and animal nutrition product lines. The Grains segment connects producers to domestic and global grain markets through a broad origination and distribution network. It markets commodities such as wheat, corn, ethanol, soybeans, other oilseeds and specialty grains. The segment operates grain facilities and trading offices across five continents, serving processors, food manufacturers and renewable fuel producers. The Grains segment is a leading processor of soybeans and canola and also produces ethanol for use in gasoline products. In fiscal 2026, revenues in our Grains segment were $21.6 billion after elimination of intersegment revenues.

The results were previously included within our former Ag segment. In connection with our new product-line operating model, portions of our former ag retail business are now included in the Grains segment based on the specific products sold and their relevant product lines.

Operations

Our Grains operations include grain origination, merchandising, marketing, logistics, export terminal activities, oilseed processing, renewable fuels production and related commodity risk management activities. We are the nation's largest cooperative marketer of grain and oilseed based on volumes sold.

Our global grain marketing operations purchase grain directly from agricultural producers and elevator operators primarily in the midwestern and western United States and indirectly through our member cooperatives. Purchased grain is typically contracted for sale for future delivery at a specified location, and we are responsible for handling the grain and either arranging for or facilitating its transportation to that location. We own and operate export terminals, river terminals and elevators throughout the United States to handle and transport grain and grain byproducts. We also maintain locations in Europe, the Pacific Rim, Latin America and South America for marketing, merchandising and/or sourcing grain.

We primarily conduct our global grain marketing operations directly, but also conduct some operations through joint ventures, including TEMCO, LLC, a 50%-owned joint venture with Cargill, Incorporated, that focuses on exports from the U.S., primarily to Asia.

Our processing business includes oilseed processing and renewable fuels production. Oilseed processing is conducted at facilities that crush approximately 153 million bushels of soybeans and canola on an annual basis, producing approximately 3.2 million short tons of meal and flour and 2.1 billion pounds of edible and inedible oil annually. We purchase oilseeds for processing from members, other CHS businesses and third parties that have integrated connections with our global grain marketing operations and retail network.

Our renewable fuels business annually produces 267 million gallons of fuel-grade ethanol, 71 million pounds of inedible corn oil and 645,000 tons of dried distillers grains with solubles (“DDGS”). Renewable fuels produced by our production plants are marketed by our global grain business, along with more than 300 million gallons of ethanol and 4 million tons of DDGS annually under marketing agreements with ethanol production plants.

Our animal nutrition operations include manufacturing and sale of animal feed and related products through owned plants, limited liability companies and our broader distribution network.

Products and Services

Our Grains segment buys and merchandises grain in domestic and international markets. The segment markets commodities such as wheat, corn, ethanol, soybeans, other oilseeds and specialty grains, and provides grain handling, storage, transportation and export services.

With a portion of the grain we purchase, we produce renewable fuels, including ethanol, as well as DDGS and inedible corn oil. We also produce refined soy and canola oils, soybean meal, canola meal, soy flour and related processed products at our processing facilities. We also manufacture animal nutrition products, including animal feed and related products, at our processing facilities and under agreement with business partners.

Sales and Marketing: Customers

Our Grains segment serves a wide range of customers in the U.S. and around the world. Customers include agricultural producers, member cooperatives, elevators, grain dealers, grain processors, food manufacturers, renewable fuel producers, livestock producers, feed mills, export customers and other domestic and international commodity market participants.

We market grain and grain byproducts through domestic and international channels, including our network of export terminals, river terminals, elevators and trading offices. We sell edible soy and canola oils and soy flour to food companies, and inedible oils may be sold to energy companies. The soybean meal and canola meal we produce is sold to integrated livestock producers and feed mills. The ethanol and DDGS we produce and market are sold to refined fuels blenders, livestock producers and animal feed suppliers.

Industry and Competition

Our Grains segment is subject to seasonal fluctuations. Our retail business generally experiences higher volumes and revenues during the fall harvest, which generally corresponds to our first fiscal quarter. Our global grain and processing operations are subject to fluctuations in volumes and revenues based on producer harvests, world grain prices, global demand and international trade relationships.

Regulation: Our Grains operations are subject to a broad range of federal, state, local and foreign laws and regulations governing grain handling, storage, transportation, export activities, commodity trading, food and feed safety, renewable fuels, environmental protection, workplace safety and international trade. Our facilities, including grain elevators, export terminals, oilseed processing plants, animal feed facilities and renewable fuels plants, must comply with operational, safety and environmental requirements related to the handling, storage, transportation and disposal of materials, emissions and discharges, hazardous waste management, and environmental investigation and remediation activities.

Our grain handling and processing operations are also subject to regulations administered by the U.S. Department of Agriculture, the U.S. Food and Drug Administration and other governmental authorities governing the processing, packaging, storage, distribution, labeling, quality and safety of food, feed and grain products. Failure to comply with applicable requirements could result in administrative penalties, injunctive relief, civil liabilities, product recalls or other regulatory actions.

In addition, our global grain marketing activities are affected by import and export requirements, tariffs, sanctions, trade policies, phytosanitary standards and other governmental actions that influence the movement of agricultural commodities across international markets. Our hedging and commodity trading activities are subject to the rules of the exchanges on which we transact, including the Chicago Mercantile Exchange, Chicago Board of Trade ("CBOT") and MIAX Futures Exchange ("MIAX"), as well as oversight by regulatory authorities such as the U.S. Commodity Futures Trading Commission.

Competition: The global grain marketing and processing industry is highly competitive. We compete with global and regional grain companies, local cooperatives, independent grain elevators, processors, exporters, renewable fuel producers, feed manufacturers and other agricultural commodity merchandisers.

Competition is based on factors including price, quality, patronage, origination capabilities, producer relationships, proximity to customers and producers, logistics and transportation access, storage capacity, export capacity, risk management capabilities, processing efficiency, global market access and the ability to reliably source and deliver commodities. Our Grains operations depend on relationships with member cooperatives and private retailers, competitive pricing and safety of food, feed and grain products. We are also affected by global grain supply and demand, world grain prices, producer harvests, international trade relationships and global commodity market dynamics.

AGRONOMY
Overview

Our Agronomy segment consists of wholesale and retail agronomy activities within our crop protection and crop nutrient product lines. The Agronomy segment provides crop inputs and agronomy support to farmers, member cooperatives and other retailers. It offers crop nutrients, crop protection products and seed, including both proprietary and third-party brands. In fiscal 2026, revenues in our Agronomy segment were $6.1 billion after elimination of intersegment revenues.

The Agronomy segment also includes our nitrogen production business, which consists entirely of our equity method investment in CF Nitrogen. Our supply agreement with CF Nitrogen entitles us to purchase specified quantities of granular urea and urea ammonium nitrate annually from CF Nitrogen, as set forth in detail below.
In connection with our new product-line operating model, portions of our ag retail business and our former Nitrogen Production segment are now included in the Agronomy segment based on the specific products sold and their relevant product lines.

Operations

Our Agronomy operations include wholesale crop protection products, wholesale crop nutrients, retail agronomy products, seed offerings and our nitrogen production business through our equity method investment in CF Nitrogen. Our wholesale crop protection business operates through a network of warehouses from which we deliver products directly to member cooperatives and independent retailers. We also operate a bulk chemical rail terminal in Brooten, Minnesota, where we handle and can store more than 6 million gallons of crop protection products.

Our wholesale crop nutrients business delivers products directly to our customers and our retail network from the manufacturer or through our warehouse terminals and from other nonowned storage facilities located throughout the United States. To supplement supplies sourced domestically, our Galveston, Texas, deepwater port and terminal receives fertilizer from vessels originating in Europe and Asia, where significant volumes of urea are produced. The fertilizer is shipped by rail to destinations within crop-producing regions of the United States.

Our nitrogen production business consists of our approximate 7.86% membership interest, based on product tons, in CF Nitrogen, our strategic venture with CF Industries Holdings, Inc., and allocated expenses. In connection with our investment in CF Nitrogen, we entered into a long-term supply agreement with CF Nitrogen that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate, or UAN, annually for ratable delivery through calendar year 2097. We account for our CF Nitrogen investment using the hypothetical liquidation at book value method. On August 31, 2026, our investment was approximately $2.5 billion.

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

Products and Services

Our Agronomy segment provides crop inputs and related agronomy products to farmers, member cooperatives and other retailers. These include crop nutrients, crop protection products and seed, including both proprietary and third-party brands. Our wholesale crop nutrients business supplies nitrogen, potassium, ammonia, phosphates and related fertilizer products. Our wholesale crop protection business supplies herbicides, seed treatments, adjuvants and other crop protection products. Seed offerings are included within the crop protection product line.

CF Nitrogen produces nitrogen-based products, including methanol, UAN, urea and related products. Through our supply agreement with CF Nitrogen, we purchase granular urea and UAN for distribution through our agronomy channels.

Sales and Marketing: Customers

Our Agronomy segment serves farmers, member cooperatives, retailers and other agricultural customers. We sell crop nutrients, crop protection products and seed through wholesale and retail channels. Our product offering in the Agronomy segment is supported by domestic manufacturing access and strategic relationships with suppliers around the world.
Our wholesale crop nutrients business delivers products directly to customers and to our retail network from manufacturers or through warehouse terminals and other storage facilities located throughout the United States. Our wholesale crop protection business delivers products directly to member cooperatives and independent retailers through our warehouse network.

CF Nitrogen has three customers, which are CHS and two consolidated subsidiaries of CF Industries.

Industry and Competition

Our Agronomy segment is subject to seasonal fluctuations and generally experiences higher volumes and revenues during the spring planting season.

Regulation: Our Agronomy operations are subject to federal, state and local laws and regulations governing the manufacture, storage, handling, distribution, sale and application of crop nutrients, crop protection products and seed. These requirements address, among other matters, environmental protection, health and safety, product registration, labeling, transportation, storage, hazardous materials management and other agricultural input regulations.
Our Agronomy operations are regulated by the U.S. Environmental Protection Agency, the U.S. Department of Transportation and other governmental authorities. Applicable requirements govern the discharge of materials into the environment; the reporting, storage, transportation and disposal of hazardous wastes and other regulated materials; pesticide labeling and use requirements; and the investigation and remediation of environmental contamination. Failure to comply with applicable requirements could result in administrative penalties, injunctive relief, civil liabilities, product recalls or other regulatory actions.

CF Nitrogen is subject to environmental laws and regulations governing emissions, discharges, hazardous waste management, and the handling, disposal and remediation of regulated materials. In addition, environmental laws may impose liability for the investigation and remediation of contaminated properties on current and former owners and operators, as well as parties that arrange for the treatment, storage, disposal or recycling of hazardous materials. In certain circumstances, such liability may be imposed regardless of fault.

Competition: The agronomy industry is highly competitive. We compete with national and regional crop input suppliers, fertilizer producers and distributors, crop protection manufacturers and distributors, seed companies, local cooperatives, independent retailers and other agronomy service providers.

Competition is based on factors including delivered price, quality, patronage, product availability, customer service, agronomic expertise, product quality, distribution capabilities, storage and logistics capacity, financing availability, proprietary product offerings and relationships with agricultural producers and member cooperatives.

CF Nitrogen competes primarily on delivered price and, to a lesser extent, on customer service and product quality. CF Nitrogen competes domestically with large companies in the fertilizer industry and faces significant competition from products sourced from other regions of the world.

CORPORATE AND SERVICES

CHS Capital. Our wholly-owned financing subsidiary, CHS Capital, LLC, provides member cooperatives with loans that meet commercial agriculture needs. These loans include operating, term, revolving and other short- and long-term options. CHS Capital also provides loans to individual producers for crop inputs, feed and hedging-related margin calls. Producer operating loans are also offered in limited circumstances and in strategic geographic regions.

CHS Hedging. Our wholly-owned commodity brokerage subsidiary, CHS Hedging, LLC, is a registered, CFTC-regulated FCM and a clearing member of the CBOT, CME, NYMEX and MIAX. CHS Hedging provides commodity risk management services primarily in the grains, oilseeds, fertilizer, livestock, dairy and energy markets. CHS Hedging is also the FCM for the majority of our commodity futures trading.

CHS Market Advisors. Our wholly-owned commodity trading advisor, CHS Market Advisors, LLC, is registered with the CFTC and is a member of the National Futures Association, or NFA. It provides global research and analysis, fertilizer consulting and energy consulting to agricultural producers and agribusinesses. These services are designed to help customers navigate market volatility and make informed risk management decisions.

Transportation. Our transportation services support movement of products across our operations and to customers. We own and lease a fleet of liquid and pressure trailers and tractors used to transport refined fuels, propane, anhydrous ammonia and other products. These results were previously included within our Energy segment.

Foods. Ventura Foods is a joint venture between CHS and Mitsui & Co., Ltd., with each company owning a 50% interest. Ventura Foods produces and distributes edible oil-based products. We account for our investment in Ventura Foods using the equity method of accounting, and the investment balance was equal to $530.9 million on August 31, 2026.

Wheat Milling. Ardent Mills, the largest flour miller in the United States, is a joint venture of CHS, Cargill and Conagra Brands, Inc. In connection with the Ardent Mills joint venture, CHS, Cargill and Conagra have various ancillary and noncompete agreements, including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. We hold a 12% interest in Ardent Mills and account for our investment as an equity method investment. On August 31, 2026, our investment in Ardent Mills was $245.7 million.

HUMAN CAPITAL RESOURCES

Our human capital resources objectives include identifying, attracting, onboarding, retaining, developing and incentivizing our current and new employees. We monitor our progress toward these objectives by measuring human capital metrics such as engagement, total and regrettable turnover, hiring statistics and overall cost of human resources delivery. In addition to these objectives, we also promote a culture focused on listening and our value of inclusion. We help maintain the health and safety of our employees and further invest in the people who power our business by offering total rewards programs to help employees manage their health, build financial security, balance life, grow their careers and connect to their communities. Additional information regarding our employee population and human capital strategies is described below.

Employee population. On August 31, 2026, we had 10,422 full-time, part-time, temporary and seasonal employees, primarily in the United States. In addition to those individuals directly employed by us, many individuals work for or support our joint ventures, including CF Nitrogen in our Agronomy segment and Ventura Foods and Ardent Mills in our Corporate and Services operating segment, and are not included in these totals. As of August 31, 2026, we had nine collective bargaining agreements with unions covering approximately 8.6% of our employees in the United States and expiring on various dates through June 30, 2030. We believe our relations with our employees are strong. We value our employees and believe that employee passion for our purpose, our work on behalf of our farmer owners and member cooperatives and employee engagement are key elements of our operating performance.

Culture of listening and inclusion. The CHS culture is one that is built on listening and inclusion. Through our value of inclusion, our goal is to foster an inclusive culture where everyone is welcomed, respected and empowered to succeed. We believe different perspectives and experiences enable innovation, collaboration, and drive growth. Success at CHS is built collectively. As part of our team-first environment, we encourage people to work together to solve problems, support one another and deliver results. We value approachable leaders, connected teams and foundational trust. This creates a culture where people can do their best work together. Our culture is measured through our annual engagement survey and employee listening sessions. We review the feedback to look for common themes, measure our workplace culture over time and help leaders focus on areas that matter most to employees. The goal is to turn feedback into practical changes that improve the day-to-day employee experience and allow us to continue to attract, engage and retain top talent.

Learning and development. We are committed to investing in our employees to help them build knowledge, develop skills and achieve their career goals. In addition to regular performance evaluations and annual development plans that provide employees with feedback and growth opportunities, employees at CHS have access to learning tools, programs and other opportunities for growth. These include access to on-demand learning modules; internal and external training programs that cover topics such as artificial intelligence, continuous improvement, public speaking, professional sales skills and change management; participation in a mentoring program and development coaching; tuition and professional certification reimbursement; as well as other opportunities focused on developing current and future leaders of CHS.

Health and safety. Safety is one of our core values. At CHS, safety is about more than just following the rules; it is about doing things the right way and remembering that no job is so critical that it warrants safety risks. In addition to safety programs designed specifically for individual facilities with operational hazards related to grain, feed, seed, agronomy, petroleum, warehouses and retail operations, we also provide certain employee groups with additional training opportunities such as a defensive driving program. Beyond developing defined safety programs and training opportunities, we monitor our incident rates in comparison to previous years and industry averages, as published by the Bureau of Labor Statistics. During fiscal 2026, our Occupational Safety and Health Administration ("OSHA") incident rate was 2.7 incidents per 100 full-time equivalent workers, compared to a three-year trailing average of 2.8 incidents per 100 full-time equivalent workers, representing an approximate reduction of 4%. Our lost-time injury rate for fiscal 2026 was 1.2 incidents per 100 full-time equivalent workers, compared to a three-year trailing average of 1.1 incidents per 100 full-time equivalent workers. The changes in the total recordable injury rate and lost-time injury rate were not statistically significant.

Community involvement. As a cooperative, we are committed to making a measurable, positive impact in our communities through our giving and volunteer efforts. In addition to our charitable foundation and annual giving campaign, which provide financial support to our communities, eligible employees also receive paid time off to make a difference in our communities through volunteer activities. During fiscal 2026, we gave approximately $11.6 million in charitable donations through our charitable foundation, corporate giving activities, and employee volunteer time-off program.

Compensation and benefits. At CHS, we invest in our people through total rewards offerings designed to support employees at work and in life. Competitive compensation is one piece of our broader total rewards programs that reflect the value CHS places on employees and the work they do. Our total rewards are designed to attract, retain, engage and motivate employees to optimize member-owner returns and to achieve our short- and long-term strategies. CHS offers a variety of programs for eligible employees including competitive compensation; health programs; retirement and financial resources including a company-matched 401(k) contribution, profit sharing and pension programs; generous time away from work, including paid time off and paid leave programs; employee assistance programs including an employee support fund; career development and community engagement. Together, our total rewards support employees and help them build lasting careers with CHS.

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

Our revenues, results of operations and cash flows are affected by market prices for commodities such as crude oil, natural gas, ethanol, fertilizer, grain, oilseed, flour, and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, plant disease, insect damage, drought, availability and adequacy of supply, availability of reliable rail, river, truck and ocean transportation networks, industry labor availability, outbreaks of disease, inflation, increased or fluctuating tariffs, government regulation and policies, global trade disputes, international conflicts and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain, fertilizer and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. We have processes in place to monitor exposures to these risks and engage in strategies, such as hedging, to manage these risks. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, we could be materially and adversely affected. For example, fluctuations in commodity prices may result in significant noncash losses being incurred on our commodity-based derivatives, which may in turn materially and adversely affect our operating results. In addition, changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and/or selling prices of those products can affect revenues and operating earnings.

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
•availability of pipeline capacity; and
•domestic and foreign government regulations, including tariffs and other trade restrictions, and taxes.

Many of these factors have resulted in significant volatility in crude oil, refined petroleum products and natural gas supplies and prices. We expect that volatility to persist in fiscal 2027. The long-term effects of this volatility and other conditions on the prices of crude oil, refined petroleum products and natural gas are uncertain and ever-changing. Increases in crude oil prices without a corresponding increase in the prices of our refined petroleum products, and decreases in crude oil prices with larger corresponding decreases in the prices of our refined petroleum products, would reduce our net income. Accordingly, we expect our margins and the profitability of our energy business to fluctuate, possibly significantly, over time. Our renewable fuels business produces ethanol, which is closely related to, or may be substituted for, petroleum products, and may be blended into gasoline to increase octane content. Therefore, the selling price of ethanol can be impacted by the selling prices of gasoline, diesel fuel and other octane enhancers. A significant decrease in the price of gasoline, diesel fuel or other octane enhancers could result in a significant decrease in the selling price of ethanol, which could adversely affect our revenues and operating earnings. In addition, we expect the volume of renewable fuels produced by our competitors to increase going forward. As the market for renewable fuels becomes more competitive, or if there are changes in the regulations, policies or standards affecting the demand for renewable fuels, our renewable fuels business may experience increased volatility in product margins, which could adversely affect our operating earnings.

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

Conflicts in Ukraine, the Middle East, the Red Sea and other regions have resulted in significant uncertainty and instability in the global commodities markets, including agricultural commodities, crude oil and diesel fuel. In particular, disruptions to shipping through the Strait of Hormuz, a critical transit corridor for crude oil, gasoline and other energy products, as well as commodities such as ammonia and sulfur, have affected, and could continue to affect, the availability and prices of products we buy and sell. In response to the invasion of Ukraine, the United States and other North Atlantic Treaty Organization ("NATO") member states, as well as nonmember states, announced economic sanctions targeting Russia and certain Russian citizens and enterprises, including several large banks. Continuation of escalation could lead to additional economic and other sanctions imposed by the United States, NATO member states and other countries. Although we do not maintain operations in Russia, sanctions have caused inflationary pressures and impacted our ability to purchase fertilizer in the global market and put us at increased risk of inadvertently trading with a sanctioned partner.

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

Additionally, there will likely be increased strains on and risks to the integrity, reliability and resilience of electrical grids and increased volatility and tightness in natural gas and electricity supplies across the world. These events could negatively affect the cost, reliability, and availability of our natural gas and electricity supplies and may cause sporadic outages that disrupt our operations. Growing electrification and rapidly developing and increasing technology use (such as artificial intelligence, computer processing, cryptocurrency mining, cloud storage, data centers and power supplies required to support these activities) will also likely increase the intermittency and decrease the reliability of electricity supplies, particularly for grids highly dependent upon wind and solar power, which would exacerbate the foregoing challenges. Emerging sustainability, new regulations and other environmental priorities outside our control could also affect agricultural practices and future demand for agronomy products applied to crops and the volume of any such application. These priorities could also impact demand for our grain and energy products, and may require us to incur additional costs for increased due diligence and reporting. Accordingly, factors outside our control could materially and adversely affect our revenues, results of operations and cash flows.

Inflation may result in increased costs, which could have a material and adverse effect on our results of operations.

We have experienced and anticipate continued effects of inflation on costs such as labor, freight, natural gas and materials. In response to global inflationary pressures, the U.S. Federal Reserve and foreign equivalents have maintained higher interest rates, which has resulted in continued uncertainty and volatility in global financial markets and increased borrowing costs under certain of our credit facilities. Further increases in interest rates could result in additional interest expense. Inflation and its impacts, many of which are beyond our control, could escalate in the future. To mitigate commodity cost increases, we have implemented various strategies that include, among other things, entering into contracted pricing with certain vendors, procuring commodities in periods of favorable market conditions and entering into various derivative instruments. These actions may, in part, mitigate these increased costs, but even by increasing our product prices and passing some or all of our increased costs to customers or implementing cost saving efforts, we may not be able to fully offset these increased costs. Additionally, increased prices may not be sustainable over time and may result in reduced sales volumes. Accordingly, inflationary pressures could have a material and adverse effect on our results of operations. There can be no guarantee that our efforts to mitigate commodity cost increases due to inflationary pressures will be effective or, if they are effective, that they will have a material impact on maintaining or reducing costs.

We participate in highly competitive business markets and we may not be able to continue to compete successfully, which could have a material adverse effect on us.

We operate in highly competitive business segments and our competitors may succeed in developing new or enhanced products that are better than ours, may be more successful in marketing and selling their products than we are, or may have more effective supply chain capabilities than we have. Competitive factors include price, service level, proximity to markets, access to transportation, product quality, marketing and risk management. In particular, competitive pressures may restrict our ability to increase prices and maintain those price increases, including price increases made in response to commodity and other cost increases. We may experience delays between the time that we take inflation-related pricing actions and the time that we realize the impact of those actions on our margins and results of operations. In our business segments, we compete with companies that are larger and better known than we are and have greater marketing, financial, personnel and other resources than we do. For example, in conjunction with the increase in demand for renewable diesel feedstocks, we have experienced added competition for soybean oil refining capacity. As a result, we may not be able to continue to compete successfully, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

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

We are exposed to risk of nonperformance and nonpayment by counterparties, whether pursuant to contracts or otherwise. Risk of nonperformance and nonpayment by counterparties includes the inability or refusal of a counterparty to pay us; the inability or refusal to perform because of a counterparty's financial condition and liquidity, operational failures, labor issues, cybersecurity events, outbreaks of disease or for any other reason; and risk that the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than current market prices. In the event we experience significant nonperformance or nonpayment by counterparties, our financial condition, results of operations and cash flows could be materially and adversely affected. For example, we store inventory in third-party warehouses, and the operators of these warehouses may not adequately store or secure our inventory, or they may improperly sell that inventory to someone else, which could expose us to loss of the value of that inventory. In the event we experience any such nonperformance by a third-party warehouse operator, our financial condition, results of operations and cash flows could be materially and adversely affected. As another example, if any of our counterparties experience a cybersecurity breach or system failure or do not respond or perform effectively in connection with such cybersecurity breach or system failure, their businesses could be negatively impacted, and it may result in disruption to our supply chain or distribution channels, which could have a material adverse effect on our business.
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

Like most companies in the agricultural industry, we are continuously challenged to hire, develop and retain a sufficient number of employees to operate our businesses throughout our operating geographies. We may have difficulty recruiting and retaining employees with adequate qualifications and experience. The challenge of hiring new employees is exacerbated by the rural nature of our business, which provides a smaller pool of skilled employable candidates. A number of other factors may adversely affect the labor force available to us, including socioeconomic and demographic changes, high employment levels, federal unemployment subsidies and other government regulations, unemployment programs and volatility in macroeconomic factors impacting the labor market. Increases in remote work opportunities have also amplified the competition for employees and contractors. To hire new employees, we may be forced to pay higher wages or offer other benefits that might impact our cost of labor. Furthermore, when we hire new employees, lengthy training and orientation periods might be required before they are able to achieve necessary productivity levels, and we may be unable to successfully transfer our other employees'

institutional knowledge and skills to them or fail to execute on internal succession plans. In addition, a competitive labor market may lead to increased turnover rates within our employee base. Increased employee turnover results in significant time and expense relating to identifying, recruiting, hiring, relocating and integrating qualified individuals. High employee turnover of key personnel may further deplete our institutional knowledge base and erode our competitiveness. These or other workforce factors could negatively impact our business, financial condition or results of operations.

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

Artificial Intelligence ("AI"), including generative AI, advancements are progressing at an unprecedented pace, which brings risks that could subject us to loss through various technical, legal, and opportunistic-related risks.

We continue to advance in the development and integration of AI systems across our operations. If our competitors or other industry participants adopt and effectively use AI more quickly or successfully than we do, our competitive position, business and results of operations could be adversely affected.

AI systems may fail to perform as expected under certain conditions or become vulnerable to adversarial attacks that manipulate the AI’s output. As AI becomes more integrated into our operations, the risks of system failure or malfunction increase, potentially disrupting our business processes. Threat actors are increasingly leveraging AI and machine learning techniques, such as generative AI-enabled phishing, deepfake impersonations, automated vulnerability discovery, adaptive malware and large-scale credential-stuffing campaigns, to execute more sophisticated cyberattacks that may be more difficult to detect and defend against. Additionally, use of AI may further expose computer systems to the risk of cyberattacks, and may create the need for rapid modifications to our cybersecurity program.

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

Over the past several years, we have been modernizing our technology platform and have implemented several new systems, including enterprise resource planning systems, middleware systems and customer-facing technology. We expect other implementations to continue for the next several years. Technology implementations have required and will continue to require significant capital and human resources to deploy. Changes we have experienced in the implementation plans, timelines and scopes likely have impacted the capital and operating expense amounts required to complete the implementations, and there can be no assurance that the actual costs for completing the technological modernization will not exceed our current estimates or that the systems will not take longer to implement than we currently expect. In addition, potential flaws in implementing the systems or in the failure of any portion/module of the systems to meet our needs or provide appropriate controls may pose risks to our ability to operate successfully and efficiently and with an effective system of internal controls.

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

The third-party data management providers and other vendors we rely on and cloud-based services we utilize may have or may develop security problems or security vulnerabilities which may also affect our systems or data. We cannot guarantee a data security or privacy breach of their systems or other form of cyber-based attack will not occur in the future. The increase in hybrid working situations, where employees, including third-party employees, access technology infrastructure remotely, increases information technology and data security risks. Like many companies, we continue to experience an increase in sophisticated attempts by external parties to access and/or disrupt our networks without authorization, such as denial of service attacks, attempted malware infections, deepfake impersonations, scanning activity and phishing e-mails. We and vendors on our behalf monitor our IT systems on a 24/7 basis in an effort to detect cyberattacks, security breaches or unauthorized access. There is no assurance the measures we have taken to protect our information systems will prevent or limit the impact of a future cybersecurity incident. We may incur significant costs protecting against or remediating cyber-based attacks or other cybersecurity incidents and may suffer reputational harm. While we maintain a cybersecurity insurance policy that provides coverage for security incidents, we cannot be certain our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on financially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim.

In addition, we are subject to laws and regulations in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to collection, storage, handling, use, disclosure, transfer and security of personal data. These laws and regulations pose increasingly complex compliance challenges and will require us to incur costs to achieve and maintain compliance; some of those costs may be significant. Any violation of such laws and regulations, including as a result of a security or privacy breach or adoption of emerging technologies, such as AI, could subject us to legal claims, regulatory penalties and reputational damage. Furthermore, the requirement to report material cybersecurity incidents within a short time frame could mean there will be insufficient time to halt a breach before having to report it, potentially giving hackers an advantage, and failure to promptly disclose such material incidents as required by law may result in additional financial or regulatory consequences.

Evolving expectations from stakeholders with respect to our environmental, social and governance practices may expose us to new or additional risks.

Our stakeholders have evolving, varied and sometimes conflicting expectations regarding many aspects of our business, including our operations and environmental, social and governance ("ESG") practices and disclosures, including those related to climate change, human capital management, diversity and inclusion, social and community impact, corporate culture and governance standards. If we fail or are perceived to fail, in any number of ESG matters, or to effectively respond to changes in, or new, legal, regulatory or reporting requirements concerning climate change or other sustainability concerns, we may be subject to regulatory fines and penalties, and our reputation may suffer.

If we do not adapt or comply with evolving ESG expectations and standards, or if we are perceived to have not responded appropriately to the growing focus on ESG issues and opposition to ESG issues, regardless of whether there is a legal requirement to do so, we may suffer reputational damage and our business or financial condition could be materially and adversely affected. Conversely, if we comply with evolving stakeholder ESG expectations and standards, doing so could result in higher costs, disruption and diversion of management attention, increased strain on our resources and heightened legal and regulatory risk, and could also threaten our credibility with other stakeholders. This may result in increased scrutiny, protests and negative publicity with respect to our business and operations, which in turn could adversely affect our reputation, business and financial performance.

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

We have made certain assumptions and projections regarding the future of the markets served by our joint venture investments that include projected raw material availability and pricing, production costs, market pricing and demand for the joint venture's products. These assumptions were an integral part of the economics used to evaluate these joint venture investment opportunities prior to consummation. To the extent that actual market performance varies from our models, our ability to achieve projected returns on our joint venture investments may be impacted in a materially adverse manner. For example, assumptions we made in connection with our investment in CF Nitrogen may not align with future demand for nitrogen-based products or the cost or availability of natural gas, the primary feedstock utilized for CF Nitrogen's nitrogen-based products.

Supply of nitrogen products is affected primarily by available production capacity and operating rates, raw material costs and availability, energy prices, government policies and global trade. Demand for nitrogen products is affected by planted acreage, crop selection and fertilizer application rates, driven by population changes, economic growth, changes in dietary habits and non-food use of crops, such as production of ethanol and other biofuels. Demand also includes industrial uses of nitrogen; for example, chemical manufacturing and emissions reductants such as diesel exhaust fluid (DEF). Many factors affecting supply and demand of global nitrogen products are out of our control and could significantly impact our business, financial condition, results of operations and cash flows.

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

We could be the target of claims of false or deceptive advertising under U.S. federal and state laws, as well as foreign laws, including consumer protection statutes of some states. The food industry has experienced heightened scrutiny and an increasing number of claims related to labeling and marketing practices. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling, including front-of-pack labeling and serving size regulations) or evolving interpretations of existing legal or regulatory requirements may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. The EU deforestation-free regulation ("EUDR"), which is to become effective in December 2026, will require companies trading in certain commodities, including soybeans, as well as products derived from these commodities, to ensure these commodities and related products do not result from deforestation, forest degradation or breaches of local laws after December 31, 2020, to qualify for sale in the European Union. Failure to comply could have serious consequences, including civil, administrative and criminal penalties, as well as negative impacts on our reputation, business, cash flows and results of operations.

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

The U.S. government recently implemented changes to its trade policies, including significant tariff increases on imports and potential changes to existing trade agreements, creating a dynamic and uncertain trade environment. Such measures can be adopted with little or no notice, and retaliatory actions by other countries may further increase costs and disrupt global supply chains. Higher tariffs or trade restrictions may raise the cost of inventory and products sold by our customers, vendors, partners and suppliers, reducing demand, compressing margins, and impairing their financial performance and ability to meet obligations. This, in turn, could adversely impact our financial condition and results of operations. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial markets and economic conditions.

Disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In particular, the changes in trade policies have had significant impacts on our sales into China. The Chinese government is currently limiting imports through a variety of measures. For example, in May 2025, China’s General Administration of Customs suspended soybean imports from us and certain other U.S. companies in connection with the broader trade policy changes between the U.S. and China. Any inability to sell our products into China, including soybeans, could have a material adverse effect on our business, financial condition and results of operations. Further, a number of factors could encourage China to expand exports of nitrogen fertilizers, including changes in Chinese government policy, devaluation of the Chinese renminbi, relaxation of Chinese environmental standards or decreases in Chinese producers’ underlying costs such as the price of Chinese coal. Expanded Chinese exports of nitrogen fertilizers could result in increased competition and decreased prices, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to numerous federal, state and local provisions regulating our business and operations. We incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. Ongoing changes in financial-market regulation have subjected derivatives users, such as CHS, to increased CFTC oversight and compliance obligations, raising operating costs and potential exposure to fines or penalties for noncompliance. In addition, new laws and regulations or shifts in government policy may increase the likelihood of such legal and regulatory developments. If new laws or regulations become applicable to us or our businesses, our compliance costs could increase. Any of the above matters could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

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

New and current environmental and energy laws and regulations, including relating to alternative energy sources and the risk of global climate change, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures on technologies and/or other assets to continue our operations or cause unforeseen changes to our operations, either of which could adversely affect us. For example, in December 2015, 195 countries adopted a new international agreement known as the Paris Agreement. The U.S. withdrew as a party to the Paris Agreement in 2026. U.S. participation in the Paris Agreement and other greenhouse gas (“GHG”) commitments may vary by administration.

Accordingly, emission reduction targets and other provisions of legislative or regulatory initiatives could be reintroduced by future administrations. In the absence of federal action, states and other jurisdictions may also continue to take legislative or regulatory steps aimed at climate change and minimizing GHG emissions. This creates ongoing uncertainty for our operations, compliance obligations and potential costs.

In addition, new legislation, regulatory programs, reporting requirements or customer or other stakeholder expectations could require substantial expenditures for installation and operation of systems and equipment or for substantial modifications to existing equipment, as well as increased compliance costs. We are or may be obligated to comply with new climate-related reporting requirements under U.S. federal or state laws, laws of member states of the European Union implementing the EU Corporate Sustainability Reporting Directive ("CSRD") and other laws and regulations, which may require us to provide, at least annually, detailed public disclosures about the greenhouse gas emissions and other climate-related effects our activities produce, the climate-related operating and financial risks we face and the strategies we pursue to reduce and adapt to the impacts of climate change. If we fail to compile, assess and report the required operating and accounting information in a timely manner and in accordance with mandatory reporting standards, we could be exposed to fines and other sanctions and sustain harm to our reputation. Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard ("RFS"), which requires refiners to blend renewable fuels, such as ethanol and biodiesel, with their petroleum fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year, which affects the domestic market for ethanol. For example, the EPA issued a renewable volume obligation ("RVO") in March 2026, for calendar years 2026 and 2027, that increased the renewable fuel percentage standards compared with the previous RVO. The new RVO represents the highest blending obligation ever issued by the EPA. The new RVO has created price uncertainty and volatility, while also significantly increasing the cost of our compliance with the program proposal. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity; therefore, RINs must be purchased on the open market. In recent years, the price of RINs has been significantly higher than the historical average price. Continued RIN volatility could have a negative impact on our future refined fuels margins. In addition, certain states have established proposed laws around low-carbon fuel standards that require refiners to sell fuel with carbon intensity values at certain established benchmarks or purchase a sufficient number of credits on the open market to meet the benchmark.

Federal, state and international authorities continue to adopt or propose new environmental, health, safety and climate-related requirements that could materially increase our compliance costs and operational burdens, including emerging contaminant regulation (such as PFAS), more stringent refinery and process safety rules, the EPA's "Good Neighbor Plan" for ozone emissions, new vehicle and fuel efficiency standards, and expanded reporting obligations under U.S. and EU climate disclosure regimes. At the same time, reductions in staffing or funding at regulatory agencies may delay the review of submissions and re-registrations, further prolonging the time to commercialize products or implement compliance measures. Many of these rules and initiatives are subject to ongoing litigation or could be revised or rescinded by future administrations, creating significant uncertainty. Compliance with these evolving standards could have a material and adverse effect on our results of operations and financial condition.

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

Many of our business activities are highly seasonal and operating results vary throughout the year. Our revenues generally trend lower during the second fiscal quarter and increase in the third fiscal quarter. For example, in our Grains segment, our retail business generally experiences higher volumes and revenues during the fall harvest, which generally corresponds to our first fiscal quarter, and our global grain and processing operations within Grains are subject to fluctuations in volumes and revenues based on producer harvests, weather, world grain prices, global demand and international trade relationships. Our Agronomy segment generally experiences higher volumes and revenues during the spring planting season. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined fuel products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons.

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

We require significant capital, including access to credit markets from time to time, to operate and fund our businesses, including growth strategies. Our working capital requirements are directly affected by the price of commodities, which may fluctuate significantly and quickly. We also require substantial capital to maintain and upgrade our extensive network of facilities to keep pace with competitive developments, technological advances, regulatory changes and changing safety standards. In addition, the expansion of our business and pursuit of acquisitions or other business opportunities has required, and may in the future require, significant amounts of capital. If we are unable to generate sufficient cash flow or maintain access to adequate external financing, including as a result of significant disruptions in the global credit markets, it could restrict our current operations and growth opportunities, which could adversely affect our operating results and restrict our ability to repay existing debts.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

We have established processes for identifying, assessing and managing material risks from cybersecurity threats associated with our key information technology systems. These processes have been integrated into our overall risk management strategies, as overseen by our Board of Directors, primarily through the Corporate Risk Committee and Audit Committee. These processes also include identifying and overseeing risks from cybersecurity threats associated with the use of third-party service providers. We conduct security assessments of certain third-party providers before engagement and have established monitoring procedures to mitigate risks related to data breaches or other security incidents originating from third parties. In addition, we conduct employee training on information security topics designed to address phishing and e-mail security, password security and data-handling security. We use e-mail security, endpoint security, logging and monitoring, remote access, application security and other tools to deter threat actors, block malicious/phishing e-mails and avoid IT system interruptions. From time to time, we engage third-party consultants, legal advisors and audit firms to evaluate and test our risk management systems and assess and remediate cybersecurity threats and incidents as appropriate. Additionally, our Enterprise Risk Management ("ERM") team analyzes cybersecurity risks, emerging industry trends and identification of mitigation, as part of a holistic analysis of risks across CHS.

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

Board of Directors

The Corporate Risk Committee of our Board of Directors oversees our information technology systems, including information security, compliance and privacy. Additionally, the Audit Committee of our Board of Directors oversees adequacy and effectiveness of our controls and procedures, including those designed to assess, identify and manage material risks from cybersecurity threats and incidents. Further, at least biannually, our CIO and/or CISO report on cybersecurity matters to the Corporate Risk Committee, and updates are provided to our Board of Directors at regular board meetings. The CIO also provides updates annually or more frequently as appropriate to our Board of Directors. Our ERM team reports annually on the company's risks to our Board of Directors, which includes progress related to mitigation activities and risk conditions.

ITEM 2.    PROPERTIES

We own or lease energy, agronomy, grain-handling and processing facilities and other real estate throughout the United States and internationally. Below is a summary of these locations by segment and related business, the majority of which are owned.

Description	Location(s)
Energy
Refineries	Laurel, Montana, and McPherson, Kansas
Propane terminals	11 locations in Colorado, Iowa, Kansas, Minnesota, Missouri, Montana, North Dakota, Washington and Wisconsin
Petroleum and asphalt terminals/storage facilities	12 locations in Kansas, Montana, North Dakota and Wisconsin
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana, to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Nebraska, Oklahoma and Texas
Conway Pipeline	McPherson, Kansas, to Conway, Kansas
Kaw Pipe Line Company	Locations throughout Kansas
Osage Pipe Line Company, LLC	Oklahoma to Kansas (50% owned by CHS)
Cenex Zip Trip® corporate headquarters	Spokane, Washington
Convenience stores/gas stations	40 locations in Colorado, Minnesota, Montana, Nebraska, North Dakota, South Dakota and Wyoming
Lubricant plants/warehouses	2 locations in Inver Grove Heights, Minnesota, and Kenton, Ohio

Grains
Grain terminals	13 locations in the United States in Illinois, Iowa, Louisiana, Minnesota, Mississippi, Missouri and Texas 5 locations in Brazil 3 locations in Europe in Hungary and Romania
Feed manufacturing facilities	9 locations in Iowa, Montana, North Dakota, Oregon and South Dakota
Grain marketing offices	2 locations in the United States in Minnesota and Nebraska
16 locations in South America in Argentina, Brazil and Uruguay
7 locations in Europe in Bulgaria, Italy, Romania, Serbia, Spain, Switzerland and Ukraine
5 locations in Asia in China, Singapore, South Korea, Taiwan and Vietnam
Oilseed processing facilities	Fairmont, Hallock and Mankato, Minnesota
Sunflower processing facilities	Fargo and Grandin, North Dakota
Storage and warehouse facility	Joliette, North Dakota
Ethanol plants	Annawan and Rochelle, Illinois

Agronomy
Deepwater port	Galveston, Texas
Fertilizer terminal	Argentina
Terminals	11 locations in Illinois, Iowa, Kentucky, Louisiana, Minnesota, South Dakota and Texas
Bulk chemical rail terminal facility	Brooten, Minnesota
Distribution warehouses	28 locations in Arkansas, Idaho, Illinois, Iowa, Kansas, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Texas, Washington and Wisconsin
Research and development center	Randolph, Minnesota

Description	Location(s)
Corporate and Services
Corporate headquarters	33-acre campus in Inver Grove Heights, Minnesota, consisting of a building with approximately 320,000 square feet of office space and two smaller buildings with approximately 13,400 and 9,000 square feet of space
Office facilities	Washington, District of Columbia, and Kansas City, Missouri
Transportation terminals/repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Washington and Wisconsin

We also maintain and operate agri-operations facilities in approximately 350 community locations in Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas and Washington as part of our ag retail business, which is now incorporated across our Energy, Grains and Agronomy segments based on products sold and their relevant product lines.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As a cooperative, we do not have common stock that is traded or otherwise outstanding. We did not sell any equity securities during the three years ended August 31, 2026, that were not registered under the Securities Act of 1933.

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
•Fiscal 2026 Highlights
•Fiscal 2027 Outlook
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

•The Energy segment consists of our wholesale and retail activities within the refined fuels, propane and lubricants product lines. The refined fuels product line includes petroleum refining, pipelines and terminals and markets gasoline and diesel fuel under the Cenex® brand to member cooperatives and other independent retailers. The lubricants product line includes the blending, sale and distribution of primarily Cenex® brand lubricants, and the propane product line markets propane and other natural gas liquids through wholesale and retail market channels. Previously, this segment included our transportation services, which are now reported under Corporate and Services.
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
•The Agronomy segment consists of our wholesale and retail agronomy activities within the crop nutrients and crop protection product lines. The Agronomy segment provides crop inputs and agronomy services to farmers, member cooperatives and retailers. It offers crop nutrients, crop protection products and seed, including both proprietary and third-party brands. The Agronomy segment also includes our nitrogen production business consisting of our equity method investment in CF Industries Nitrogen, LLC ("CF Nitrogen"). Our supply agreement with CF Nitrogen requires us to purchase a specified quantity of granular urea and urea ammonium nitrate annually from CF Nitrogen. These results had been included within the former Ag and Nitrogen Production segments.
•Our ag retail business, which was included in our former Ag segment, is now incorporated into the Energy, Grains and Agronomy segments based on the specific products sold and their relevant product lines.

The Company's remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified within Corporate and Services. Corporate and Services primarily represents our financing and hedging businesses, which provide services to our members and consist of a financial services business and a U.S. Commodity Futures Trading Commission-regulated futures commission merchant ("FCM") for agricultural commodities hedging. Our nonconsolidated investments in Ventura Foods, LLC ("Ventura Foods"), and Ardent Mills, LLC ("Ardent Mills"), are also included in our Corporate and Services operating segment. All other nonconsolidated investments are included in our Energy, Grains and Agronomy segments.

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

Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and IBIT generally trend lower during the second fiscal quarter and increase in the third fiscal quarter. For example, in our Grains segment, our retail business generally experiences higher volumes and revenues during the fall harvest, which generally corresponds to our first fiscal quarter, and our global grain and processing operations within Grains are subject to fluctuations in volumes and revenues based on producer harvests, weather, world grain prices, global demand and international trade relationships. Our Agronomy segment generally experiences higher volumes and revenues during the spring planting season. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined fuel products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons. The tables below demonstrate the historical trend of seasonality inherent in our businesses.

Quarterly revenues as a percentage of annual total	Fiscal Year 2026	Fiscal Year 2025	Fiscal Year 2024	3-Year Average
Q1	23%	26%	29%	26%
Q2	21%	22%	23%	22%
Q3	30%	28%	24%	27%
Q4	26%	24%	24%	25%

Quarterly IBIT as a percentage of annual total	Fiscal Year 2026	Fiscal Year 2025	Fiscal Year 2024	3-Year Average
Q1	24%	42%	47%	38%
Q2	15%	(14)%	17%	6%
Q3	25%	42%	28%	32%
Q4	36%	30%	8%	24%

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

Fiscal 2026 Highlights

•Our Energy segment realized strong refining margins, driven by global market dynamics and high refinery production volumes, which were partially offset by record-high expenses for renewable energy credits (RINs).
•Grains benefited from strong oilseed crush and ethanol margins resulting from renewable energy policy impacts, which were partially offset by global trade headwinds and reduced retail margins.
•Continued strong performance by our CF Nitrogen equity method investment was offset by lower sales volumes of crop nutrients and crop protection products, driven by ongoing weakness in the U.S. farm economy.

Fiscal 2027 Outlook

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate various macroeconomic factors will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as global financial markets, which could have a significant impact on each of our segments during fiscal 2027 and beyond. These factors include, among others, the ongoing war between Russia and Ukraine and conflict in the Middle East and other regions; shifts in global trade flows for commodities, including global economic impacts from supply disruptions associated with access to the Strait of Hormuz; global competitiveness giving rise to a weak export market for U.S.-sourced agricultural products; potential changes in U.S. trade policy, including increased or fluctuating tariffs; a changing interest rate environment; and continued pricing pressures impacting costs of labor, freight and materials. These factors, or any form of them, could cause significant margin pressure and lower profitability. To mitigate these impacts, we evaluate the economic environment and adjust our operations and business strategies to help improve our position in the market. In addition to these broad macroeconomic factors, other factors could impact demand and pricing for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs while remaining profitable. These include the cost of renewable energy credits, the price of which has been volatile in recent years and could positively or negatively impact our profitability. For example, the U.S. Environmental Protection Agency ("EPA") issued a renewable volume obligation ("RVO") in March 2026, which, as discussed in the MD&A Operating Metrics section, creates price uncertainty and volatility, while also significantly increasing the cost of our compliance with the program. Given the nature of our business, market dynamics and other mechanisms, it is possible the potential RVO compliance costs may be partially or wholly offset by certain other opportunities in our Energy and Grains businesses, but it is unknown if those opportunities will materialize. Additional factors that could impact demand and pricing of agricultural inputs and outputs include a weaker farm economy and regional factors, such as unpredictable weather conditions, including those due to climate change. We currently expect global economic factors impacting energy and agricultural commodities to be volatile and have the potential to be headwinds and/or tailwinds depending on future global market conditions as they evolve into fiscal 2027. Further, in light of uncertainty in the markets we serve, we are unable to predict how long the current environment will last or the significance of the financial and operational impacts to us; however, we currently expect the trend of volatile energy and agricultural commodities to persist in fiscal 2027. Refer to Item 1A of this Annual Report on Form 10-K for additional consideration these risks may have on our business operations and financial performance.

Operating Metrics

Energy
Our Energy segment operations primarily include our refineries in Laurel, Montana, and McPherson, Kansas, which process crude oil to produce refined products, including gasolines, diesel fuels, other distillates and other products. To ensure the reliability of our refineries, we perform major maintenance activities every two to five years, which require a temporary shutdown of operations. These planned shutdowns allow us to extend the life, increase the capacity and improve the safety and efficiency of our refinery processing assets. They also minimize unplanned business interruptions and are essential to the long-term reliability and profitability of our Energy segment.

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

	Years Ended August 31,
	2026	2025
Refinery throughput volumes*	(Barrels per day)
Heavy, high-sulfur crude oil	101,701	100,029
All other crude oil	77,155	61,776
Other feedstocks and blendstocks	16,559	13,032
Total refinery throughput volumes	195,415	174,837
Refined fuel yields
Gasolines	89,645	81,030
Distillates	87,269	76,297
*Lower refinery throughput volumes and refined fuel yields experienced during fiscal 2025 were primarily due to a planned shutdown to perform major maintenance at our McPherson, Kansas, refinery during the third quarter of fiscal 2025.

Renewable Fuel Standard

We are subject to the Renewable Fuel Standard ("RFS") that requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In March 2026, the EPA issued a final RVO for calendar years 2026 and 2027 that increased the renewable fuel percentage standards compared with the previous RVO. The new RVO represents the highest blending obligation ever issued by the EPA.

We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity; therefore, RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 biodiesel RINs increasing by 86% and 82%, respectively, during fiscal 2026, compared to the prior year, which, when combined with the increased RVO compliance obligations, negatively impacted our earnings. The final RVO has increased the demand for RINs, and we expect continued price volatility along with elevated and potentially increasing RINs prices into fiscal 2027.

During the fourth quarters of fiscal 2026 and 2025, we received notices from the EPA that our petitions seeking extensions of the small refinery exemption ("SRE") under the RFS for our Laurel, Montana, refinery were granted. The SRE received in fiscal 2026 was granted in full for compliance year 2025. The SRE received in fiscal 2025 was granted in full or in part for compliance years 2019 through 2024. These actions by the EPA reduced our RVO for production at our Laurel refinery for those specific compliance years, resulting in Energy segment margin benefits of approximately $205.0 million in fiscal 2026 and $90.0 million in fiscal 2025, reflecting RVO relief recognized in the fiscal year the respective SRE notice was received. These benefits only partially offset our total RVO compliance obligation costs.

We may be eligible for exemptions for compliance years 2026 and beyond, but this is highly dependent on average volumes of crude oil throughput at that time and the EPA's evaluation of those potential future petitions. Further, we may incur future liabilities that partially or fully offset those benefits as the EPA is evaluating a reallocation of the RVOs waived through the SRE process by increasing the blending requirements for certain refineries in future years.

Market Indicators

In addition to our internal operational reliability and the RFS, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and crude oil inputs) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by supply and demand of refined products. Crack spreads and WCS crude oil discounts both increased in fiscal 2026, compared to the prior year, contributing to significantly improved IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impacted our Energy segment.

	Years Ended August 31,
	2026	2025
Market indicators
WTI crude oil (dollars per barrel)	$74.70	$68.08
WTI - WCS crude oil discount (dollars per barrel)	$13.17	$11.57
Group 3 2:1:1 crack spread (dollars per barrel)*	$35.15	$19.91
Group 3 5:3:2 crack spread (dollars per barrel)*	$32.84	$19.12
D6 ethanol RIN (dollars per RIN)	$1.5683	$0.8428
D4 biodiesel RIN (dollars per RIN)	$1.6060	$0.8823
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

		Years Ended August 31,
	Market Source*	2026	2025
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$4.44	$4.36
Soybeans (dollars per bushel)	Chicago Board of Trade	$11.33	$10.16
Wheat (dollars per bushel)	Chicago Board of Trade	$5.86	$5.40
Ethanol (dollars per gallon)	Chicago Platts	$1.87	$1.70

Volumes
Grain and oilseed (thousands of bushels)		2,607,895	2,433,258
North American grain and oilseed port throughput (thousands of bushels)		910,665	770,867
Ethanol (thousands of gallons)		631,168	565,835
*Market source information represents the average week-end or month-end price during the period.

Agronomy
Our Agronomy segment is primarily composed of our wholesale and retail agronomy activities within our crop nutrients and crop protection product lines. This segment provides innovative agriculture solutions to farmers and retailers. Dedicated to supporting farmer success with effective agronomy practices, we offer crop nutrients, crop protection products and seed, including both proprietary and third-party brands. Our Agronomy segment includes our nitrogen production business consisting of our equity method investment in CF Nitrogen. Products in the Agronomy segment are supported by wholesale and retail channels from investment in domestic manufacturing and strategic relationships with suppliers around the world. Profitability in our Agronomy segment is largely driven by the relationship between global and regional supply and demand for the underlying products and raw materials, costs of inputs used in the fertilizer manufacturing process and strength of the agricultural industry throughout the trade territories in which we operate. The table below provides information about average market prices for crop nutrients, as well as sales volumes for our Agronomy segment.

		Years Ended August 31,
	Market Source*	2026	2025
Commodity prices
Urea (dollars per ton)	Green Markets NOLA	$442.75	$368.95
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$371.20	$285.44

Volumes
Wholesale crop nutrients (thousands of tons)		6,789	7,311
*Market source information represents the average week-end or month-end price during the period.

Results of Operations

Consolidated Statements of Operations

	Years Ended August 31,
	2026		2025		2024
	Dollars (In thousands)	% of Revenues*	Dollars (In thousands)	% of Revenues*	Dollars (In thousands)	% of Revenues*
Revenues	$39,231,217	100.0%	$35,462,608	100.0%	$39,261,229	100.0%
Cost of goods sold	37,443,360	95.4	34,325,794	96.8	37,509,902	95.5
Gross profit	1,787,857	4.6	1,136,814	3.2	1,751,327	4.5
Marketing, general and administrative expenses	1,195,975	3.0	1,046,059	2.9	1,166,969	3.0
Operating earnings	591,882	1.5	90,755	0.3	584,358	1.5
Interest expense	163,633	0.4	146,079	0.4	104,064	0.3
Other income	(131,239)	(0.3)	(100,431)	(0.3)	(137,630)	(0.4)
Equity income from investments	(569,231)	(1.5)	(569,665)	(1.6)	(479,863)	(1.2)
Income before income taxes	1,128,719	2.9	614,772	1.7	1,097,787	2.8
Income tax expense (benefit)	32,737	0.1	16,777	—	(4,872)	—
Net income	1,095,982	2.8	597,995	1.7	1,102,659	2.8
Net income attributable to noncontrolling interests	79	—	78	—	340	—
Net income attributable to CHS Inc.	$1,095,903	2.8%	$597,917	1.7%	$1,102,319	2.8%
*Amounts less than 0.1% are shown as zero percent. Percentage subtotals may not sum due to rounding.

The table below details revenues, net of intersegment revenues, and IBIT by segment for the years ended August 31, 2026, 2025 and 2024.

	Energy	Grains	Agronomy	Corporate and Services	Total
Year ended August 31, 2026	(Dollars in thousands)
Revenues	$11,359,955	$21,584,138	$6,099,599	$187,525	$39,231,217
Income before income taxes	$554,590	$127,378	$354,640	$92,111	$1,128,719
Year ended August 31, 2025
Revenues	$8,198,254	$20,987,888	$6,069,112	$207,354	$35,462,608
(Loss) Income before income taxes	$(19,015)	$44,003	$375,283	$214,501	$614,772
Year ended August 31, 2024
Revenues	$9,410,241	$24,092,806	$5,568,120	$190,062	$39,261,229
Income before income taxes	$406,658	$254,570	$258,577	$177,982	$1,097,787

Operating Segments

Energy

2026 Compared to 2025

	Years Ended August 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Revenues	$11,359,955	$8,198,254	$3,161,701	38.6%
Income (Loss) before income taxes	$554,590	$(19,015)	$573,605	NM

The following commentary presents the changes in our Energy segment for the year ended August 31, 2026, compared to the year ended August 31, 2025.

	Revenues	IBIT
For the year ended Aug 31, 2026:	(Dollars in thousands)
Volume	$1,770,017	$(692)
Price impact on revenues and margin impact on IBIT	1,391,684	623,580
Other IBIT	—	(49,283)
Total change	$3,161,701	$573,605

Total Energy segment revenues increased $3,161.7 million, or 38.6%, during the year ended August 31, 2026, compared to the year ended August 31, 2025, primarily due to the following:
•Higher bulk sales volumes of lower-margin refined fuels and propane products increased Energy segment revenues.
•Higher commodity selling prices, driven by global conflicts and related supply constraints, further increased revenues.

Energy segment IBIT increased $573.6 million during the year ended August 31, 2026, compared to the year ended August 31, 2025, primarily due to the following:
•Improved refining margins, driven by significantly higher crack spreads and wider WCS discounts, increased Energy IBIT.
•Increased production and sales of higher-margin refined products, following the completion of planned major maintenance activities at our McPherson refinery during fiscal 2025, favorably impacted earnings and more than offset the impacts of major maintenance activities at our Laurel refinery during fiscal 2026.
•Benefits associated with the SRE recognized during fiscal 2026, together with gains from the sale of previously expired RINs that became available as a result of the prior-year SRE, further increased profitability and more than offset the benefit of the SRE recognized in fiscal 2025.
•These benefits were partially offset by significantly increased RINs expense and unrealized hedging losses.

2025 Compared to 2024

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Revenues	$8,198,254	$9,410,241	$(1,211,987)	(12.9)%
(Loss) Income before income taxes	$(19,015)	$406,658	$(425,673)	(104.7)%

The following commentary presents the changes in our Energy segment for the year ended August 31, 2025, compared to the year ended August 31, 2024.

	Revenues	IBIT
For the year ended Aug 31, 2025:	(Dollars in thousands)
Volume	$(1,600)	$(1,626)
Price impact on revenues and margin impact on IBIT	(1,210,387)	(427,930)
Other IBIT	—	3,883
Total change	$(1,211,987)	$(425,673)

Total Energy segment revenues decreased $1,212.0 million, or 12.9%, during the year ended August 31, 2025, compared to the year ended August 31, 2024, primarily due to the following:
•Lower selling prices for refined fuels products, driven by changing global supply and demand conditions and lower underlying commodity prices.

Energy segment IBIT decreased $425.7 million, or 104.7%, during the year ended August 31, 2025, compared to the year ended August 31, 2024, primarily due to the following:
•Significantly lower WCS crude oil discounts and crack spreads, resulting from less favorable market conditions including increased global refined fuels production, U.S. refinery capacity utilization and additional export opportunities for Canadian crude oil, reduced refining margins and decreased Energy IBIT.
•Planned major maintenance activities at our McPherson refinery reduced production of higher-margin, refined products and increased sales of lower-margin, purchased products, which unfavorably impacted earnings.
•Increased RINs expense further reduced profitability.
•These impacts were partially offset by a favorable benefit associated with the granting of the SREs for compliance years 2019 through 2024, which reduced our RVO related to production at our Laurel refinery.

Grains

2026 Compared to 2025

	Years Ended August 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Revenues	$21,584,138	$20,987,888	$596,250	2.8%
Income before income taxes	$127,378	$44,003	$83,375	189.5%

The following commentary presents the changes in our Grains segment for the year ended August 31, 2026, compared to the year ended August 31, 2025.

	Revenues	IBIT
For the year ended Aug 31, 2026:	(Dollars in thousands)
Volume	$481,108	$716
Price impact on revenues and margin impact on IBIT	115,142	79,690
Other IBIT	—	2,969
Total change	$596,250	$83,375

Total Grains segment revenues increased $596.3 million, or 2.8%, during the year ended August 31, 2026, compared to the year ended August 31, 2025, primarily due to the following:
•Higher feed grains sales volumes, driven by increased retail and wholesale Pacific Northwest activity, significantly increased Grains segment revenues. The favorable impact of higher volumes was slightly offset by lower feed grains selling prices.
•Lower oilseeds sales volumes, driven by lower Pacific Northwest volumes and planned downtime at our Fairmont and Mankato, Minnesota, processing facilities, partially offset the increase in revenues. However, this was partially mitigated by higher oilseeds selling prices.
•Higher wheat selling prices and increased sales volumes from our European operations also increased Grains segment revenues.

Grains segment IBIT increased $83.4 million, or 189.5%, during the year ended August 31, 2026, compared to the year ended August 31, 2025, primarily due to the following:
•Higher oilseed crush margins during the second half of the fiscal year, driven by increased demand resulting from higher biofuels blending obligations, more than offset weaker crush margins during the first half of the fiscal year and increased Grains segment IBIT.
•Higher ethanol margins, driven by U.S. renewable energy policies, and increased feed grains export volumes further increased IBIT.
•These favorable impacts were partially offset by weaker retail and wholesale grain margins and continued volatility in global grain markets.

2025 Compared to 2024

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Revenues	$20,987,888	$24,092,806	$(3,104,918)	(12.9)%
Income before income taxes	$44,003	$254,570	$(210,567)	(82.7)%

The following commentary presents the changes in our Grains segment for the year ended August 31, 2025, compared to the year ended August 31, 2024.

	Revenues	IBIT
For the year ended Aug 31, 2025:	(Dollars in thousands)
Volume	$116,579	$(41,495)
Price impact on revenues and margin impact on IBIT	(3,221,497)	(216,293)
Other IBIT	—	47,221
Total change	$(3,104,918)	$(210,567)

Total Grains segment revenues decreased $3,104.9 million, or 12.9%, during the year ended August 31, 2025, compared to the year ended August 31, 2024, primarily due to the following:
•Lower commodity selling prices across oilseed, wheat and feed grain products, resulting from global supply and demand conditions, significantly decreased Grains revenues.
•Higher oilseed sales volumes, driven by increased processing activity, offset lower wheat and renewable fuels product sales volumes.

Grains segment IBIT decreased $210.6 million, or 82.7%, during the year ended August 31, 2025, compared to the year ended August 31, 2024, primarily due to the following:
•Lower oilseed crush margins, driven by increased global supplies of soybean meal and vegetable oils, significantly reduced profitability and decreased Grains IBIT.
•Lower wheat margins, resulting from unfavorable market conditions in North America, South America and Europe, also negatively impacted earnings.
•Costs associated with the closure of our Superior, Wisconsin, grain facility and the timing impact of mark-to-market adjustments associated with commodity derivatives further reduced profitability.
•These impacts were partially offset by stronger feed grains margins and favorable performance from certain equity method investments.

Agronomy

2026 Compared to 2025

	Years Ended August 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Revenues	$6,099,599	$6,069,112	$30,487	0.5%
Income before income taxes	$354,640	$375,283	$(20,643)	(5.5)%

The following commentary presents the changes in our Agronomy segment for the year ended August 31, 2026, compared to the year ended August 31, 2025.

	Revenues	IBIT
For the year ended Aug 31, 2026:	(Dollars in thousands)
Volume	$(430,520)	$(28,533)
Price impact on revenues and margin impact on IBIT	461,007	(33,766)
Other IBIT	—	41,656
Total change	$30,487	$(20,643)

Total Agronomy segment revenues increased $30.5 million, or 0.5%, during the year ended August 31, 2026, compared to the year ended August 31, 2025, primarily due to the following:
•Higher crop nutrients selling prices, driven by tightening global commodity supply conditions and favorable market pricing, increased Agronomy segment revenues.
•This favorable impact was partially offset by lower sales volumes across crop nutrients and crop protection products, reflecting delayed or deferred purchasing decisions by U.S. farmers.

Agronomy segment IBIT decreased $20.6 million, or 5.5%, during the year ended August 31, 2026, compared to the year ended August 31, 2025, primarily due to the following:
•Lower crop nutrients and crop protection volumes and margins, reflecting delayed or deferred purchasing decisions by U.S. farmers, increased competition and unfavorable market conditions decreased Agronomy segment IBIT.
•This was partially offset by strong performance of our equity method investment in CF Nitrogen, driven by higher urea and urea ammonium nitrate prices.

2025 Compared to 2024

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Revenues	$6,069,112	$5,568,120	$500,992	9.0%
Income before income taxes	$375,283	$258,577	$116,706	45.1%

The following commentary presents the changes in our Agronomy segment for the year ended August 31, 2025, compared to the year ended August 31, 2024.

	Revenues	IBIT
For the year ended Aug 31, 2025:	(Dollars in thousands)
Volume	$286,272	$21,846
Price impact on revenues and margin impact on IBIT	214,720	61,791
Other IBIT	—	33,069
Total change	$500,992	$116,706

Total Agronomy segment revenues increased $501.0 million, or 9.0%, during the year ended August 31, 2025, compared to the year ended August 31, 2024, primarily due to the following:
•Higher crop nutrient and crop protection products sales volumes, as a result of favorable weather conditions and strategic initiatives to grow the business, increased Agronomy revenues.
•Higher selling prices for crop nutrient and crop protection products, driven primarily by favorable crop nutrient market conditions, further increased revenues.

Agronomy segment IBIT increased $116.7 million, or 45.1%, during the year ended August 31, 2025, compared to the year ended August 31, 2024, primarily due to the following:
•Improved margins across crop nutrient and crop protection products, driven by favorable market conditions, increased Agronomy segment IBIT.
•Strong performance from our investment in CF Nitrogen, driven primarily by higher urea and urea ammonium nitrate prices, further increased IBIT.
•Additionally, higher crop nutrient and crop protection sales volumes increased earnings.

Corporate and Services

2026 Compared to 2025

	Years Ended August 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Corporate and Services revenues	$187,525	$207,354	$(19,829)	(9.6)%
Corporate and Services IBIT	$92,111	$214,501	$(122,390)	(57.1)%

During the year ended August 31, 2026, compared to the year ended August 31, 2025, lower transportation volumes negatively impacted Corporate and Services revenues, while IBIT decreased due to performance from our equity method investments and the gain on the sale of a business by our equity investment, Ventura Foods, during the prior fiscal year which did not reoccur in the current year.

2025 Compared to 2024

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Corporate and Services revenues	$207,354	$190,062	$17,292	9.1%
Corporate and Services IBIT	$214,501	$177,982	$36,519	20.5%

During the year ended August 31, 2025, compared to the year ended August 31, 2024, higher transportation volumes positively impacted Corporate and Services revenues, while IBIT increased largely as a result of a gain on the sale of a business, recognized by our equity investment Ventura Foods.

Cost of Goods Sold
2026 Compared to 2025

	Years Ended August 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$37,443,360	$34,325,794	$3,117,566	9.1%

Consolidated cost of goods sold increased $3,117.6 million, or 9.1%, during the year ended August 31, 2026, compared to the year ended August 31, 2025, primarily due to the following:
•Higher bulk sales volumes and commodity costs for refined fuels increased COGS in our Energy segment. Increased RINs expense further increased COGS, but was partially offset by benefits associated with the SRE recognized during fiscal 2026.
•Higher feed grains sales volumes and commodity costs increased COGS in our Grains segment. These impacts were partially offset by lower oilseeds sales volumes, including the impacts of planned downtime at our Fairmont and Mankato processing facilities.
•Higher crop nutrients product costs increased COGS in our Agronomy segment, partially offset by lower sales volumes across crop nutrients and crop protection products.

2025 Compared to 2024

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$34,325,794	$37,509,902	$(3,184,108)	(8.5)%

Consolidated cost of goods sold decreased $3,184.1 million, or 8.5%, during the year ended August 31, 2025, compared to the year ended August 31, 2024, primarily due to the following:
•Lower refined fuels commodity costs, driven by lower crude oil prices and changing market conditions, and the granting of SREs for compliance years 2019 through 2024 reduced COGS in our Energy segment. This decrease was partially offset by increased RINs expense and propane product costs.
•Lower commodity prices across oilseed, wheat and feed grain products reduced COGS in our Grains segment. This decrease was partially offset by higher oilseed processing activity.
•Higher crop nutrient and crop protection product costs and increased sales volumes increased COGS in our Agronomy segment.

Marketing, General and Administrative Expenses
2026 Compared to 2025

	Years Ended August 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$1,195,975	$1,046,059	$149,916	14.3%

Marketing, general and administrative expenses increased during fiscal 2026 primarily driven by the year-over-year increase in incentive-based compensation, along with amortization related to our enterprise resource planning system.

2025 Compared to 2024

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$1,046,059	$1,166,969	$(120,910)	(10.4)%

Marketing, general and administrative expenses decreased during fiscal 2025 primarily driven by the year-over-year decrease in incentive-based compensation and benefit expenses.

Interest Expense
2026 Compared to 2025

	Years Ended August 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Interest expense	$163,633	$146,079	$17,554	12.0%

Interest expense increased during fiscal 2026, as a result of a higher average daily balance of short-term debt and lower capitalized interest when compared to the prior fiscal year.

2025 Compared to 2024

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Interest expense	$146,079	$104,064	$42,015	40.4%

Interest expense increased during fiscal 2025, as a result of a higher short-term notes payable balance, along with higher weighted-average interest rates, compared to the prior fiscal year.

Other Income
2026 Compared to 2025

	Years Ended August 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Other income	$131,239	$100,431	$30,808	30.7%

Other income increased during fiscal 2026 primarily due to the sale of carbon credit assets and increased interest income, but was partially offset by decreased unrealized gains on investments during the current year compared to the prior fiscal year.

2025 Compared to 2024

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Other income	$100,431	$137,630	$(37,199)	(27.0)%

Other income decreased during fiscal 2025 primarily due to decreased interest income as a result of a smaller cash balance compared to the prior fiscal year.

Equity Income from Investments
2026 Compared to 2025

	Years Ended August 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$569,231	$569,665	$(434)	(0.1)%
*See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Equity income from investments was flat during fiscal 2026 compared to the prior year, primarily due to strong performance from our investment in CF Nitrogen that was offset by a gain on the sale of a business, recognized by our equity investment Ventura Foods, during the prior fiscal year that did not reoccur in the current year.

2025 Compared to 2024

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$569,665	$479,863	$89,802	18.7%
*See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Equity income from investments increased during fiscal 2025 compared to the prior year, primarily due to a gain on the sale of a business, recognized by our equity investment Ventura Foods, and strong performance from our investment in CF Nitrogen.

Income Tax Expense (Benefit)
2026 Compared to 2025

	Years Ended August 31,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$32,737	$16,777	$15,960	95.1%

Increased income tax expense during fiscal 2026 resulted primarily from increased pre-tax book income, partially offset by clean fuel production tax credits, which are discussed in Note 11, Income Taxes, and increased patronage earnings. Effective tax rates for the years ended August 31, 2026 and 2025, were 2.9% and 2.7%, respectively. Federal and state statutory rates of 24.0% and 24.3% were applied to nonpatronage business activity for the years ended August 31, 2026 and 2025, respectively. Income taxes and effective tax rates vary each year based on profitability and nonpatronage business activity.

2025 Compared to 2024

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Income tax expense (benefit)	$16,777	$(4,872)	$21,649	(444.4)%
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

	August 31,
	2026	2025
	(Dollars in thousands)
Cash and cash equivalents	$263,603	$327,826
Notes payable	449,002	1,152,457
Long-term debt including current maturities	2,052,723	1,835,833
Total equities	11,644,845	11,080,174
Working capital	3,792,719	2,803,865
Current ratio*	1.7	1.5
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

Summary of Our Major Uses of Cash and Cash Equivalents

Annually, our Board of Directors approves our capital expenditure budget. Our fiscal 2027 capital expenditure priorities include maintaining our assets through repairs and maintenance; complying with environmental, health and safety requirements; enhancing information technology capabilities; improving productivity; and growth. Our refining business requires continued investment in our refining process to maintain its safety, operational reliability and profitability. In addition, our Board of Directors approved our cash patronage and equity redemptions to be paid in fiscal 2027, based on fiscal 2026 financial performance. The following is a summary of our primary expected cash requirements for fiscal 2027:

•Capital expenditures. We expect total capital expenditures for fiscal 2027 to be approximately $850.8 million, compared to capital expenditures of $463.3 million in fiscal 2026, as we continue to invest in capital projects to meet the evolving needs of our owners and customers and enhance value for the cooperative system. The fiscal 2027 projection includes amounts for our recently announced soybean processing facility in Evansville, Wisconsin.
•Investments in joint ventures. We recently announced a proposed joint venture with OCP North America, a subsidiary of the OCP Group, to develop a phosphate fertilizer production facility in Louisiana. We expect to incur related development costs in fiscal 2027, pending project-related approvals.
•Major maintenance. We expect total major maintenance for fiscal 2027 to be approximately $41.8 million, compared to major maintenance of $68.3 million in fiscal 2026. Decreased major maintenance for fiscal 2027 is due to reduced turnaround activities at our refineries compared to the turnaround at our Laurel refinery during fiscal 2026.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of August 31, 2026. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2027.
•Patronage. Our Board of Directors authorized approximately $150.0 million of our fiscal 2026 patronage-sourced earnings to be paid to our member-owners as cash patronage during fiscal 2027 based on business done with CHS during fiscal 2026.
•Equity redemptions. Our Board of Directors authorized approximately $150.0 million of equity redemptions to be distributed in fiscal 2027, in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. The Board of Directors periodically evaluates the level of equity redemption activity relative to the amounts it has authorized for redemption.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our short-term (the next 12 months) and long-term (beyond the next 12 months) operations. However, we may from time to time issue long-term debt to fund growth projects or otherwise manage our liquidity and capital structure. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all our debt covenants and restrictions as of August 31, 2026. Based on our current 2027 projections, we expect continued covenant compliance.

Working Capital

We measure working capital as current assets, less current liabilities as each amount appears on our Consolidated Balance Sheets. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. Working capital as of August 31, 2026 and 2025, was as follows:

	2026	2025	Change
	(Dollars in thousands)
Current assets	$9,399,971	$8,086,351	$1,313,620
Less current liabilities	5,607,252	5,282,486	324,766
Working capital	$3,792,719	$2,803,865	$988,854

As of August 31, 2026, working capital increased by $988.9 million compared with August 31, 2025. Current asset balance changes increased working capital by $1.3 billion, primarily driven by an increase in inventory levels at the end of fiscal year 2026 compared to fiscal year 2025. Current liabilities balance changes decreased working capital by $324.8 million, primarily due to an increase in dividends and equity payable for higher cash patronage and equity redemptions expected to be distributed during fiscal year 2027 compared to fiscal year 2026.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

Below is a summary of our estimated future contractual obligations as of August 31, 2026, that are expected to be paid within the next year (short-term) and thereafter (long-term).

	Payments Due by Period
	Short-Term	Long-Term	Total
	(Dollars in thousands)
Long-term debt	$58,562	$1,945,750	$2,004,312
Interest payments related to long-term debt (1)	101,271	706,320	807,591
Finance lease (2)	14,550	45,756	60,306
Operating lease (2)	79,261	171,973	251,234
Purchase obligations (3)	6,500,640	1,103,551	7,604,191
Total	$6,754,284	$3,973,350	$10,727,634
(1) Based on interest rates and long-term debt balances as of August 31, 2026.
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

Cash Flows

	Years Ended August 31,
	2026	2025	Change
	(Dollars in thousands)
Net cash provided by operating activities	$1,584,009	$635,787	$948,222
Net cash used in investing activities	(802,366)	(880,595)	78,229
Net cash used in financing activities	(796,854)	(230,567)	(566,287)
Effect of exchange rate changes on cash and cash equivalents	2,771	773	1,998
Net decrease in cash and cash equivalents and restricted cash	$(12,440)	$(474,602)	$462,162

Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $948.2 million increase in cash provided by operating activities in fiscal 2026 primarily reflects increased cash provided by accounts payable and accrued expenses, as well as increased net income during fiscal 2026.

The $78.2 million decrease in cash used in investing activities in fiscal 2026 reflects lower expenditures for property, plant and equipment, business acquisitions and major maintenance, offset by decreased proceeds from the sale and maturity of investments, increased purchases of short-term investments and increases in CHS Capital notes receivable during fiscal 2026 compared to fiscal 2025.

The $566.3 million increase in cash used in financing activities in fiscal 2026 primarily reflects lower net borrowings, partially offset by lower cash payments for patronage dividends and equity redemptions, compared to fiscal 2025.

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

Tax benefits related to uncertain tax positions are recognized in our financial statements if it is more likely than not the position would be sustained upon examination by a tax authority that has full knowledge of all relevant information. The benefits are measured using a cumulative probability approach. Under this approach, we record in our financial statements the greatest amount of tax benefits that have a more than 50% probability of being realized upon final settlement with the tax authorities. In determining these tax benefits, we assign probabilities to a range of possible outcomes using all relevant facts and information available at the reporting date. Due to the complexity of these uncertainties, the ultimate resolution may result in a benefit that is materially different than our current estimate.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

When we enter into commodity purchase or sales commitments, we are exposed to risks related to price changes and counterparty performance, including delivery, quality, quantity and shipment timing. Declining market prices may reduce the market value of inventory and purchase contracts with fixed or partially fixed prices. Conversely, rising market prices may result in losses on sales contracts with fixed or partially fixed prices.

We use commodity derivative instruments primarily as economic hedges to reduce price risk associated with inventory and fixed- or partially fixed-price commitments and to manage net commodity exposures within established position exposure limits. Hedging may reduce the impact of adverse price movement but may also limit the benefits of favorable price movements. Our derivative transactions are primarily conducted through our futures commission merchant (FCM) on regulated commodity futures exchanges and may include over-the-counter instruments. For commodities without liquid derivative markets, we manage price risk through forward sales contracts, other pricing arrangements and, where appropriate, futures contracts in highly correlated commodities.

Our futures positions require initial margin deposits and subsequent margin payments or receipts as market prices change. Margin requirements vary by commodity, and additional margin payments may increase our liquidity needs during periods of market volatility.

We manage commodity price risk through internal risk management policies and established position exposure limits for basis and flat price risk, including exposure arising from physical positions and commodity derivative instruments. The position limits are reviewed and approved annually by the Board of Directors. Business unit management is responsible for managing daily positions within approved limits, while our Middle Office provides independent monitoring and oversight.
Hedging instruments do not protect against nonperformance by counterparties to physical purchase and sales contracts. Counterparties may be unable to perform because of financial difficulties or may refuse to perform when contract prices differ from prevailing market prices. We manage these risks through counterparty creditworthiness assessments, preapproval processes and limits on individual counterparty exposures. Our use of exchange-traded derivatives, and over-the-counter derivatives that primarily clear through our FCM reduces, but does not eliminate, counterparty credit risk associated with these instruments.
The following table presents the market value calculation of our significant net commodity positions, which represent the majority of our commodity risk exposure, together with the estimated changes in those values resulting from hypothetical 10% increases and decreases in underlying market prices as of August 31, 2026 and 2025. These positions consist of inventory, priced purchase and sales contracts and commodity derivative instruments used to manage price risk.

	2026	2025
	(Dollars in thousands)
Market value of net commodity positions	$1,218,490	$771,338
Estimated change in value from a hypothetical 10% increase in underlying market prices	121,849	77,134
Estimated change in value from a hypothetical 10% decrease in underlying market prices	(121,849)	(77,134)

This analysis reflects our net commodity position on a combined physical and financial basis, including the offsetting effects of the physical positions and commodity derivative instruments included in the analysis. The analysis assumes that positions held at each reporting date remain unchanged while underlying market prices increase or decrease by 10%. Actual results may differ from the estimates presented. The estimated market value and sensitivities are primarily attributable to inventory positions.

While we use commodity futures and forward contracts as economic hedges of price risk, these activities may not fully offset the financial impacts of adverse changes in market prices. Factors that could impact the effectiveness of our hedging activities include the accuracy of our forecasts, volatility of the commodity markets and availability of hedging instruments. Additional information about our derivative instruments and hedging activities is provided in Note 15, Derivative Financial Instruments and Hedging Activities, and Note 16, Fair Value Measurements, of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

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

	Expected Maturity Date						Total	Fair Value Liability
	2027	2028	2029	2030	2031	Thereafter
	(Dollars in thousands)
Liabilities:
Variable rate miscellaneous short-term notes payable	$193,649	$—	$—	$—	$—	$—	$193,649	$193,649
Average interest rate	3.7%	—	—	—	—	—	3.7%	—
Variable rate CHS Capital short-term notes payable	$255,353	$—	$—	$—	$—	$—	$255,353	$255,353
Average interest rate	4.0%	—	—	—	—	—	4.0%	—
Fixed rate long-term debt	$58,562	$190,600	$150	$150,000	$200,000	$1,105,000	$1,704,312	$1,704,363
Average interest rate	4.7%	4.0%	3.9%	5.7%	4.2%	5.2%	5.1%	—
Variable rate long-term debt	$—	$—	$—	$300,000	$—	$—	$300,000	$292,470
Average interest rate	—	—	—	5.3%	—	—	5.3%	—

Foreign Currency Risk

We were exposed to risk regarding foreign currency fluctuations during fiscal 2026 and in prior years even though a substantial amount of our international sales were denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amount of our foreign exchange derivative contracts was $1.5 billion and $1.7 billion as of August 31, 2026 and 2025, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a)(1) of this Annual Report on Form 10-K are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2) of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of August 31, 2026. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management's assessment using this framework, management concluded that, as of August 31, 2026, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended August 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the three months ended August 31, 2026, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The table below provides certain information regarding each of our directors, as of August 31, 2026:

Name	Age	Director Region	Director Since
David Beckman	66	8	2018
Clinton J. Blew	49	8	2010
Hal Clemensen	66	4	2019
Scott Cordes	65	1	2017
Christopher Edgington	64	7	2024
Jon Erickson	66	3	2011
Mark Farrell	67	5	2016
Alan Holm	66	1	2013
Tracy Jones	63	5	2017
David Kayser	67	4	2006
Russell Kehl (1)	51	6	2017
Anthony Rossman	54	1	2023
Trent Sherven	41	3	2024
Jerrad Stroh	56	8	2022
Kevin Throener	54	3	2019
Cortney Wagner	48	2	2020
(1) On October 2, 2026, Mr. Kehl notified CHS of his resignation from the CHS Board of Directors, effective December 2, 2026.

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

In April 2025, the Board of Directors approved formation of a Nominating Committee effective as of our 2025 annual meeting of members, which was held on December 5, 2025. The Nominating Committee nominates one or two candidates for each director seat up for election at the annual meeting, which may be in addition to any candidates nominated by petition or from the floor. The initial members of the Nominating Committee were elected by members at the 2025 annual meeting of members, who voted on committee member candidates selected by the Board of Directors. Each Nominating Committee member must be a Class A individual member of CHS or a member of a cooperative association member and cannot be an employee of any CHS member cooperative or current CHS director or employee. Accordingly, except for the Board's selection of Nominating Committee member candidates, neither management nor incumbent directors have any control over the director nomination process.

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

Clinton J. Blew, Chair, has been a member of the CHS Board of Directors since 2010. He chairs the Executive Committee of the Board. Mr. Blew has also served as first and second vice chair of the Executive Committee of the Board. He is a former member of the board of directors of Mid Kansas Coop, Moundridge, Kansas, and is a member of the Arthur Capper Cooperative Center Advisory Council, CoBank board restructuring committee, Hutchinson Community College Ag Advisory Board, Kansas Livestock Association and Red Angus Association of America. He holds an applied science degree in farm and ranch management from Hutchinson (Kansas) Community College. Mr. Blew's principal occupation has been farming for more than five years, and he farms and ranches in a family partnership in Kansas.

Hal Clemensen has been a member of the CHS Board of Directors since 2019. He is chair of the Government Relations Committee and a member of the Capital Committee. He is a former member of the Agtegra Cooperative board and previously served as a director of the South Dakota Value Added Agriculture Development Center, South Dakota Soybean Association and Redfield Farmers Union Oil Company and has served on the Avera Rural Cancer Advisory Board. He holds a bachelor's degree in agricultural economics and agricultural business from South Dakota State University. Mr. Clemensen's principal occupation has been farming for more than five years. He and his wife raise corn, soybeans and wheat in South Dakota.

Scott Cordes, Second Vice Chair, has been a member of the CHS Board of Directors since 2017. He is a member of the Corporate Risk and Governance committees and serves on the Executive Committee of the Board. He serves as a director and is former chair of Security State Bank of Wanamingo. Previously, he served as a director of Cooperative Network, the Minneapolis Grain Exchange and National Futures Association. He holds a bachelor's degree in agricultural economics from the University of Minnesota. Mr. Cordes' principal occupation has been farming for more than five years. Prior to his current occupation, he was a CHS employee from 1995 to 2016, serving as president of CHS Hedging, LLC, a commodities brokerage subsidiary of CHS from 2000 to 2016. He co-owns and operates a Minnesota corn and soybean farm.

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

Jon Erickson, First Vice Chair, has been a member of the CHS Board of Directors since 2011. He is a member of the Audit and Corporate Risk committees and served previous terms as first vice chair of the Executive Committee of the Board. He is an advisory board member for the Quentin Burdick Center for Cooperatives, a member of the Grand Farm board of directors, a board member of the State Historical Society of North Dakota Foundation, a council member of Rural Leadership North Dakota and a member of the North Dakota Farmers Union and North Dakota Stockmen's Association. He holds a bachelor's degree in agricultural economics from North Dakota State University. Mr. Erickson's principal occupation has been farming for more than five years. He raises grain and oilseed and operates a commercial Hereford-Angus cow-calf business in North Dakota.

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

Alan Holm, Secretary-Treasurer, has been a member of the CHS Board of Directors since 2013. He serves on the Executive Committee of the Board and previously served as assistant secretary-treasurer. He is chair of the Capital Committee and a member of the Government Relations Committee. He also serves on the board for Citizens Bank of Minnesota and is former board chair of River Region Cooperative. He holds an associate degree in machine tool technology from Mankato (Minnesota) Technical College. Mr. Holm's principal occupation has been farming for more than five years. He raises corn, soybeans and hay and owns and manages a cow-calf operation in Minnesota.

Tracy Jones has been a member of the CHS Board of Directors since 2017. He is chair of the Governance Committee and a member of the Capital Committee. He has served on the DeKalb County Board and on the boards of CHS Elburn, the former Elburn Co-op, DeKalb County Farm Bureau, DeKalb Kane Cattlemen's Association and DeKalb County Corn Growers. He earned an associate degree in farm management from Kishwaukee College in Malta, Illinois. Mr. Jones' principal occupation has been farming for more than five years. He operates a fourth-generation Illinois family farm that raises corn, soybeans and wheat and feeds cattle.

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

Russell Kehl has been a member of the CHS Board of Directors since 2017. He previously served as secretary-treasurer of the Executive Committee of the Board. He is a former director of CHS SunBasin Growers and served as vice chair of the Columbia Basin Seed Association. Mr. Kehl's primary occupation has been farming for more than five years. He and his family operate a Washington farm that produces crops, primarily potatoes and dry beans, and includes a cow-calf herd. His family also owns and operates dry bean processing facilities that serve international and domestic customers, a custom farming business and a trucking and logistics company. On October 2, 2026, Mr. Kehl notified CHS of his resignation from the CHS Board of Directors, effective December 2, 2026.

Anthony Rossman has been a member of the CHS Board of Directors since 2023. He is vice chair of the Governance Committee and vice chair of the Capital Committee. Mr. Rossman previously served as president of the CHS ag retail producer board based in Rochester, Minnesota. He is active in emerging technology and sustainability initiatives for production agriculture and is a member of state corn and soybean growers associations. He holds a bachelor's degree in animal science from North Dakota State University. Mr. Rossman's principal occupation has been farming for more than five years. He operates and manages a crop and livestock operation in Minnesota and manages genetic alliances in the beef industry.

Trent Sherven has been a member of the CHS Board of Directors since 2024. He is a member of the Audit Committee and the CHS Foundation Board of Trustees. He is a former member of the CHS SunPrairie producer board. He earned a bachelor’s degree in math education from Minot State University and a master’s degree in educational leadership from Arizona State University. Mr. Sherven’s principal occupation has been farming for more than five years. He operates family farms in North Dakota, producing barley, corn and flax.

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

Cortney Wagner has been a member of the CHS Board of Directors since 2020. She is a member of the Government Relations Committee and a member of the CHS Foundation Board of Trustees. She has served on the board of the Montana Council of Cooperatives. She holds a real estate license and previously worked in commercial investment and risk management. She earned an associate of arts degree from Williston State College and attended the University of North Dakota, majoring in business finance and psychology. Ms. Wagner's principal occupation has been farming for more than five years. She is a first-generation cattle and hay producer based in Montana.

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

The following positions on the Board of Directors will be up for election at the 2026 annual meeting of members:

Region	Incumbent
Region 1 (Minnesota)	Scott Cordes
Region 1 (Minnesota)	Anthony Rossman
Region 2 (Montana and Wyoming)	Cortney Wagner
Region 3 (North Dakota)	Jon Erickson
Region 5 (Connecticut, Delaware, Illinois, Indiana, Kentucky, Ohio, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin)	Tracy Jones
Region 6 (Alaska, Arizona, California, Hawaii, Idaho, Nevada, Oregon, Washington and Utah)	To be vacated by Russell Kehl (1)
Region 7 (Alabama, Arkansas, Florida, Georgia, Iowa, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee)	Vacated by Daniel Schurr (2)
Region 8 (Colorado, Kansas, Nebraska, New Mexico, Oklahoma and Texas)	Clinton J. Blew
(1) On October 2, 2026, Mr. Kehl notified CHS of his resignation from the CHS Board of Directors, effective December 2, 2026.
(2) Mr. Schurr resigned from the CHS Board of Directors, effective March 30, 2026.

Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred shareholders cannot recommend nominees to our Board of Directors nor vote in regard to director elections unless they are also Class A or Class C members of CHS.

EXECUTIVE OFFICERS

The table below lists our executive officers as appointed by the CHS Board of Directors as of August 31, 2026:

Name	Age	Position
Jay Debertin	66	President and Chief Executive Officer
David Black	60	Executive Vice President, Enterprise Transformation, and Chief Information Officer
Richard Dusek	62	Executive Vice President, Ag Retail, Distribution and Transportation
John Griffith	57	Executive Vice President, Ag Business and CHS Hedging
Gary Halvorson	53	Executive Vice President, Enterprise Customer Development
Darin Hunhoff	56	Executive Vice President, Energy
Mary Kaul-Hottinger	62	Executive Vice President, Chief Human Resources Officer
Olivia Nelligan	51	Executive Vice President, Chief Financial Officer and Chief Strategy Officer
Brandon Smith	46	Executive Vice President, General Counsel

Jay Debertin has been president and chief executive officer ("CEO") of CHS since 2017. Mr. Debertin joined CHS in 1984 in the energy division and held a variety of positions in its energy marketing operations before being named vice president of crude oil supply in 1998. In 2001, his responsibilities expanded to include crude oil supply, refining, pipelines and terminals, trading and risk management, and transportation. From 2005 to 2010, Mr. Debertin was executive vice president and chief operating officer for processing at CHS. From 2010 to 2017, he served as executive vice president and chief operating officer of energy and foods, where he led energy, transportation and processing at CHS. Mr. Debertin serves as chair of the board for Ventura Foods, LLC, and also serves as vice chair on the board of directors for the Federal Reserve Bank of Minneapolis and is a member of the board of directors of Securian Financial and the National Council of Farmer Cooperatives. He earned a bachelor's degree in economics from the University of North Dakota and a master of business administration degree from the University of Wisconsin-Madison.

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

Richard Dusek has been executive vice president, ag retail, distribution and transportation, since November 2017. He leads CHS ag retail operations and wholesale distribution assets that serve as a critical channel for our core businesses, aligning an enterprise supply chain for energy, agronomy, animal nutrition and grain product lines to serve our owners, and driving growth and efficiency through a customer-focused solutions platform. Mr. Dusek also oversees the enterprise transportation function, which includes all modes serving our product lines. He is a former board member of The Fertilizer Institute and the Minneapolis Grain Exchange. He joined CHS in 1988 as a wheat trader. Prior to leading our ag retail business, Mr. Dusek held roles as vice president in our grain marketing and agronomy divisions. He earned a bachelor of science degree in agricultural economics from North Dakota State University and is a graduate of the Harvard Business School Advanced Management Program. Mr. Dusek has announced his intention to retire from CHS effective in January 2027.

John Griffith has been executive vice president, ag business and CHS Hedging, since January 2021. He leads CHS trading and risk management for global grain, oilseeds, crop nutrients and crop protection. Mr. Griffith also serves as board chair for CHS Hedging, a commodities brokerage subsidiary of CHS, and represents CHS on the CF Nitrogen Board of Managers. He also serves on the board of CHS/MKC, LLC. He previously chaired the North American Export Grain Association board and served on the boards of directors of Producer Ag, LLC, a grain marketing joint venture between CHS and MKC, and the Minneapolis Grain Exchange. Mr. Griffith worked for CHS early in his career as a grain merchandiser and rejoined CHS at a leadership level in January 2013. Since that time, he has held various leadership roles within global grain marketing, including senior vice president, CHS global grain marketing and CHS Hedging, and vice president, grain marketing North America. He earned a bachelor's degree from St. John's University and a master of business administration degree from Rockhurst University.

Gary Halvorson has been executive vice president, enterprise customer development, since December 2022. He is responsible for efforts across all product lines to deliver a focused and coordinated customer experience for owners and customers. Mr. Halvorson serves on the board of Cooperative Ventures, a venture capital fund joint venture between CHS and Growmark that focuses on innovative solutions and emerging technologies that positively impact farming. Mr. Halvorson has served on the National FFA Sponsors Board, the Agricultural Retailers Association board of directors and The Fertilizer Institute (TFI) board of directors. He joined CHS more than 25 years ago. Most recently, he led the CHS agronomy business. Prior to that, Mr. Halvorson held various leadership roles with CHS at locations in North Dakota before becoming general manager for CHS Ag Services in Warren, Minnesota. Mr. Halvorson also served as vice president of farm supply for the CHS ag retail business. He earned a bachelor's degree in business from Concordia University.

Darin Hunhoff has been executive vice president, energy, since May 2017. He leads CHS energy operations including refineries, pipelines and terminals, as well as refined fuels, propane and lubricants product lines. In addition, he oversees sustainability at CHS, which is focused on climate impact and responsible supply chains, as well as the CHS strategic sourcing function. Mr. Hunhoff serves on the board for Ventura Foods, LLC, and Together for Good, a nonprofit organization focused on stabilizing families in crisis. He previously served on the board of directors for Ardent Mills. He has also been chief strategy officer for CHS and spent several years in energy leadership roles, including time as senior vice president of refined fuels and vice president of propane. He joined CHS more than 30 years ago as a petroleum specialist. Mr. Hunhoff earned a bachelor's degree in marketing and business management from Southwest Minnesota State University.

Mary Kaul-Hottinger has been executive vice president, chief human resources officer, for CHS since January 2023, joining the organization in 2018. Ms. Kaul-Hottinger sets direction and strategy to help CHS achieve key priorities with a focus on helping the organization attract, develop and retain high-performing talent to drive business growth and the company’s strategies. She also has responsibility for the company’s community giving and employee volunteerism. Ms. Kaul-Hottinger has nearly four decades of experience in human resources. Before joining CHS, she served 11 years at Ecolab as vice president of human resources for Ecolab’s global businesses, where she and her team supported multiple business units with more than 30,000 employees in the Americas, Europe, the Middle East, Africa and Asia Pacific. Prior to joining Ecolab in 2007, she served in human resources leadership roles supporting operating divisions at General Mills and Pillsbury. She also held human resources roles at Securian Financial, formerly Minnesota Life. Ms. Kaul-Hottinger serves as board co-chair of Together We Grow, a consortium of major agribusiness and food interests building the workforce of tomorrow, and on the board of directors for the Greater Twin Cities United Way. She earned a bachelor’s degree in business administration from the University of St. Thomas. Ms. Kaul-Hottinger has announced her intention to retire from CHS effective in January 2027.

Olivia Nelligan is executive vice president, chief financial officer and chief strategy officer for CHS. She joined the organization in January 2020 and leads the company's finance and strategic planning activities. She serves as a key advisor to the CEO and CHS Board of Directors. Before joining CHS, Ms. Nelligan held executive roles across several organizations, including serving as chief executive officer of Nasco, LLC, a private equity-owned company. Ms. Nelligan spent more than a decade with Kerry Group plc, serving as global chief financial and strategic planning officer of its Taste and Nutrition division. Ms. Nelligan serves on the board of directors for Ardent Mills, a leading flour milling and food ingredient manufacturer, and for Dana Incorporated, a publicly traded company that designs and manufactures propulsion and energy-management solutions for light and commercial vehicle global markets. She also serves on the board of directors for Northern Star Council, Scouting America, a not-for-profit organization and one of the nation's largest youth leadership development councils. Ms. Nelligan holds a bachelor's degree in civil law and a higher diploma in business and financial information systems from National University of Ireland-University College Cork and a master of business administration degree from the University of Wisconsin-Madison. She is a fellow of Chartered Accountants Ireland and an associate member of the Institute of Taxation in Ireland.

Brandon Smith has been executive vice president, general counsel for CHS since March 2021. He provides counsel to CHS leadership and the Board of Directors on company strategy, government affairs, corporate governance, corporate compliance, federal securities reporting and compliance, and disclosure and investor communications. In addition to overseeing the legal, compliance and government affairs departments, Mr. Smith oversees the CHS corporate environment, health and safety; corporate security; enterprise risk management; and internal audit functions. Prior to joining CHS, he worked at Tenneco Inc., a multinational industrial company based in Lake Forest, Illinois, for more than 12 years in various legal and leadership roles, most recently as senior vice president, general counsel and corporate secretary. Prior to joining Tenneco, Mr. Smith worked for the Kirkland & Ellis LLP law firm in Chicago, Illinois. He earned a juris doctor degree from Cornell Law School and a bachelor's degree in business management from Hiram College.

None of our directors, executive officers or control persons has been involved in any of the legal proceedings required to be disclosed in Item 401 of Regulation S-K, during the past 10 years.

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

Based solely on a review of copies of reports on Forms 3 and 4 and amendments thereto filed electronically with the SEC during, and reports on Form 5 and amendments thereto filed electronically with the SEC with respect to the fiscal year ended August 31, 2026, and based further upon written representations received by us with respect to the need to file reports on Form 5, no persons filed late reports required by Section 16(a) of the Exchange Act during fiscal 2026.

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

INSIDER TRADING POLICY

CHS is committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers, employees and third-party contractors, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is incorporated by reference as Exhibit 19.1 of our Annual Report on Form 10-K for the year ended August 31, 2026.

AUDIT COMMITTEE MATTERS

The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. In fiscal 2026, the Audit Committee was comprised of Mr. Beckman (Chair), Mr. Stroh (Vice Chair), Mr. Erickson, Mr. Throener, Mr. Schurr (from December 5, 2025, to March 30, 2026) and Mr. Sherven, each of whom was an independent director during service on the Audit Committee. The Audit Committee has oversight responsibility to our member-owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within CHS. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

Overview

This Compensation Discussion and Analysis describes the material elements of compensation awarded to each of the following executive officers ("Named Executive Officers") during the year ended August 31, 2026:

Name	Position
Jay Debertin	President and Chief Executive Officer
Olivia Nelligan	Executive Vice President, Chief Financial Officer and Chief Strategy Officer
Brandon Smith	Executive Vice President, General Counsel
Darin Hunhoff	Executive Vice President, Energy
John Griffith	Executive Vice President, Ag Business and CHS Hedging

Our executive compensation program is designed to align executive pay with our operational objectives and long-term business strategy. This Compensation Discussion and Analysis explains the objectives and principles of our executive compensation and benefit programs and the compensation decisions affecting our CEO and other Named Executive Officers for fiscal 2026.

Compensation Philosophy and Objectives

The CHS executive compensation philosophy focuses on these key objectives:

•Provide market-competitive compensation and benefit programs to attract and retain exceptional talent who demonstrate the CHS capabilities and are committed to the long-term success of CHS;
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

Governance of Executive Compensation

The Governance Committee and the Executive Committee of the Board of Directors engage an independent compensation consultant, Pay Governance LLC ("Pay Governance"), to advise on executive compensation matters, including compensation for our Named Executive Officers.

The Executive Committee oversees the design and administration of the CEO's compensation. Pay Governance provides the Executive Committee with market data, analyses and guidance regarding compensation matters for our CEO. The Executive Committee recommends CEO compensation actions to the Board of Directors and approves annual and long-term incentive awards for the CEO. The Board of Directors has final authority over the CEO's compensation. There are no formal policies governing the allocation of pay mix other than maintaining competitiveness with the external market and alignment with our compensation philosophy and objectives. The CEO is not involved in the selection of Pay Governance and does not participate in or observe Executive Committee discussions regarding CEO compensation.

The Governance Committee assists the Board of Directors in overseeing executive compensation governance matters, including reviewing and making recommendations to the Board with respect to establishment, material modification to, or amendment of incentive, bonus or other similar compensation plans in which Named Executive Officers are eligible participants. The Governance Committee also annually recommends incentive plan goals applicable to Named Executive Officers and other eligible employees, subject to final approval by the Board of Directors.

For the other Named Executive Officers, the CEO has final authority over individual pay decisions. Human resources, finance and legal teams are responsible for the day-to-day design and administration of the compensation and benefit programs.

Because we are not subject to Section 14A of the Securities Exchange Act of 1934, we are not required to, and do not, conduct shareholder advisory votes on executive compensation.

Components of Executive Compensation and Benefits

Our executive compensation and benefit program consists of the following components:

Pay Component	Description	Objective
Base Pay	Fixed salary based on market benchmarks, internal pay structure and the individual's skills, experience, knowledge and contributions	Provide fixed compensation for the role's duties, scope and responsibilities
Short-Term Incentive	Annual performance-based variable pay opportunity tied to predetermined financial and individual performance goals	Link executive pay to annual performance, including company financial performance, achievement of business and individual goals and demonstration of CHS capabilities
Long-Term Incentive	Long-term performance-based variable pay opportunity tied to predetermined enterprise-level three-year financial goals	Link executive pay to long-term business performance, align management and member-owner interests, and support executive retention
Profit Sharing	Annual performance-based award tied to predetermined enterprise-level financial goals	Reward employees for company profitability
Benefits	Medical, dental, vision, life insurance, short-term disability and long-term disability, qualified and non-qualified retirement plans, and other benefits	Provide a competitive total rewards program that supports the attraction and retention of executives

Market Competitiveness of Executive Compensation

When benchmarking competitive compensation levels, we analyze independent compensation survey information that reflects comparable industries, markets, revenues and companies that compete with us for executive talent. In fiscal 2026, the sources considered included the WTW General Industry Executive Survey, WTW Custom Peer Comparator Group Executive Survey, Mercer Benchmark Database (Executive), and Radford/Aon Global Compensation Database (Executive). These sources provide competitive market data for base salary, short-term incentives, total cash compensation, long-term incentives, and total direct compensation across organizations of varying industries, sizes and ownership structures, including public, private, nonprofit, government, and mutual organizations.

In determining competitive compensation levels for the CEO, the Board considers market data from compensation surveys and publicly available proxy data for a peer group of 17 public companies in the agriculture, energy, food and transportation industries. Our Board reviews the peer group annually and makes adjustments as appropriate to maintain a reasonable external benchmark for executive compensation. Following its review, and in consultation with Pay Governance, the Board concluded that the peer group remained appropriate and approved the same peer group for 2026:

2026 Peer Group
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

For the Named Executive Officers excluding the CEO, target total compensation was, on average, aligned to the desired competitive range around the market median. Actual total cash compensation, on average, was above market median due to strong company financial performance in fiscal 2026. Actual total direct compensation was around market median, on average, after also considering slightly below target performance of the long-term incentive award for the three-year performance period ended in fiscal 2026.

For the CEO, target total cash compensation and target total direct compensation were aligned to the desired competitive range. From an actual pay perspective, company financial performance in fiscal 2026 was well above target, resulting in actual total cash compensation above market median. When taking into account slightly below target performance in the long-term incentive award for the three-year performance period ended in fiscal 2026, the CEO's actual total direct compensation was below market median but within the desired competitive range.

Target Pay Mix

Our executive compensation program is designed to provide an appropriate mix of base pay, short-term incentive and long-term incentive to maintain alignment with the competitive talent market, engage executive officers in achieving both short-term and strategic results, and support the long-term interests of our member-owners.

The table below illustrates the target pay mix of base salary, short-term incentive target pay and long-term incentive target pay based on the 2026 Grants of Plan-Based Awards values (see the Summary Compensation Table) for our CEO and the other Named Executive Officers as a group. The CEO has a proportionately higher target award opportunity for the long-term incentive resulting in target total direct compensation that is weighted more toward long-term business performance, which aligns with our overall executive compensation objectives and market practices.

Base Pay

Base pay for our Named Executive Officers consists of a fixed salary paid semi-monthly. Salaries are generally targeted around the median of competitive market data obtained through our competitive benchmarking process described earlier. An individual executive’s salary relative to market is based on a variety of factors, including, but not limited to, scope and level of responsibilities, skills, experience, performance and internal equity.

Individual salaries are determined and reviewed annually, or when there is a significant change in an executive’s scope or level of responsibilities. Any salary adjustments are informed by competitive market data and the factors described above and are not determined using pre-established weighting factors.

Our Board of Directors approved a 3% salary increase effective December 1, 2025, for Mr. Debertin to reward him for his performance and maintain base pay above market median, recognizing his strong performance and long tenure as CEO. Ms. Nelligan, Mr. Smith, Mr. Hunhoff and Mr. Griffith received salary increases of 5%, 4%, 4% and 4%, respectively, to reward them for their contributions and maintain market competitive pay.

Overview of Performance-Based Incentive Plans

We operate our diversified global businesses to maximize value, in the near term and long term, for our member cooperatives, farmer-owners and customers. Our executive compensation program reflects this key objective by emphasizing performance-based incentive opportunities through the short-term and long-term incentive plans that are discussed in detail below, with awards tied to financial results. Actual payouts for the incentive cycles ended in fiscal 2026 reflect the team’s ability to manage costs and take advantage of strong energy market conditions while navigating a challenging farm economy, which are, collectively, captured in our primary financial measure of Return on Invested Capital ("ROIC").

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

Short-Term Incentive Pay

Named Executive Officers participate in the same CHS Annual Variable Pay Plan ("Annual Variable Pay Plan" or "AVP") as other management and professional employees. Each Named Executive Officer was eligible to participate in the AVP for the entirety of fiscal 2026. Target AVP award levels are set with reference to various factors including internal equity and competitive market compensation levels and are intended to motivate our executives by providing short-term incentive awards for the achievement of annual goals. The target AVP award is 1.15x base salary for Named Executive Officers other than Mr. Debertin, who has a target AVP award of 1.5x base salary.

For fiscal 2026, the AVP incentive was weighted 70% on enterprise-level financial performance and 30% on individual performance, with total payout opportunities ranging from 50% of target at threshold performance to 200% of target at maximum performance. For a Named Executive Officer to earn any portion of the award, including any payout based on individual performance, CHS must achieve at least the predetermined threshold level of ROIC performance.

•The financial performance component was based on pre-established ROIC goals at the enterprise level. The threshold, target and maximum ROIC goals approved by the Board of Directors for fiscal 2026 are set forth in the table below.
•The individual performance component was based on demonstration of the CHS Capabilities and achievement of specific goals relating to areas such as business profitability, execution of strategic initiatives and talent management. In conjunction with the annual performance review process for our CEO, the Board of Directors determines and approves the individual portion of the short-term incentive award based upon achievement of the previously specified goals and key job accountabilities. Likewise, our CEO uses a similar process for determining individual performance for the other Named Executive Officers.

CHS financial performance goals and award opportunities, as a multiple of the target award opportunity, under our fiscal 2026 AVP were as follows:

Performance Level	CHS ROIC Goal	Target Award Multiple
Maximum	7.5%	2.0x
Target	6.0%	1.0x
Threshold	5.1%	0.5x
Below threshold	<5.1%	0.0x

For purposes of the ROIC measure for fiscal 2026 AVP, we defined funded debt as the sum of the average of beginning and end of year long-term debt, including the current portion thereof, plus any guarantees thereof, using balances as of July 31, 2025 and 2026, respectively, and the total beginning of year equity as of July 31, 2025. Further, for purposes of the fiscal 2026 AVP, we excluded the impacts of asset impairments and severance accrual as nonrecurring events.

ROIC results for fiscal 2026 were 9.79%, resulting in award payouts at 2.0x target for the financial performance component.
Adjusted net operating profit after tax was higher in fiscal 2026 from the previous year driven by strong operating performance amidst volatile market conditions and management’s focus, including active cost management and portfolio optimization. Partially offsetting this favorability was a significant increase in our Renewable Identification Numbers (RINs) cost. Mr.

Debertin, the other Named Executive Officers, and our other CHS employees were able to consistently execute to deliver strong results.

The Board of Directors determined the CEO’s individual performance, and the CEO determined the individual performance of each other Named Executive Officer. Each was determined to have performed strongly against their individual goals and, therefore, achieved above-target payout for the 30% individual performance component.

As a result, short-term incentive awards that were earned under the AVP for fiscal 2026 for the Named Executive Officers are as follows:

Name	Position	2026 AVP Payouts
		(Dollars)
Jay Debertin	President and Chief Executive Officer	$4,480,500
Olivia Nelligan	Executive Vice President, Chief Financial Officer and Chief Strategy Officer	1,623,388
Brandon Smith	Executive Vice President, General Counsel	1,489,000
Darin Hunhoff	Executive Vice President, Energy	1,447,484
John Griffith	Executive Vice President, Ag Business and CHS Hedging	1,436,636

Long-Term Incentive Pay

Each Named Executive Officer was eligible to participate in the CHS Inc. Executive Long-Term Incentive Plan ("ELTIP"). The ELTIP consists of three-year performance periods with a new performance period beginning every fiscal year. Our Board of Directors approves the ELTIP goals for each three-year period.

Target award levels for the ELTIP are set with regard to various factors including internal equity and market competitiveness. The target ELTIP award is 1.25x base salary for Named Executive Officers other than Mr. Debertin, who has a target ELTIP award of 5.0x his base salary.

Changes to ELTIP awards granted in fiscal 2025 and beyond

In July 2024, the Board approved changes to deferral, vesting, timing of grant and pro-ration provisions of the ELTIP to better align with competitive market practices, enhance plan agility and talent mobility, and reduce complexity, supporting a primary executive compensation program objective to attract and retain exceptional talent. The changes are summarized below:

Provision	For awards granted prior to fiscal 2025 (including the three-year ELTIP period ended in fiscal 2026)	For awards granted in fiscal 2025 and beyond
Deferral	Earned awards are contributed to the Deferred Compensation Plan after the end of each performance period.	Earned awards from the ELTIP are paid in cash unless the participant elects to defer all or a portion of the award.
Vesting	Awards vest over an additional 28-month period following the performance period end date.	No additional vesting is required after completion of the three-year performance period.
Timing of grant	Participant must be eligible pursuant to the terms of the plan for a minimum of six months of the three-year performance period and on the date the performance period ends.	Participant must be eligible pursuant to the terms of the plan on or before August 31 of the first year of the three-year performance period and on the date the performance period ends.
Pro-ration of awards	Award opportunity is pro-rated based upon full months of participation out of the three-year performance period.	Award opportunity is determined as of August 31 of the first year of the three-year performance period; any earned award is paid in full.

For purposes of the ROIC measure for the three-year ELTIP period ended in fiscal 2026, we define adjusted net operating profit after tax as earnings before taxes excluding the impact of certain nonrecurring business events, plus net interest generated from investing and financing activities, and the result is multiplied by the effective tax rate. For purposes of the fiscal 2024-2026 performance period, we define funded debt as the sum of the average of long-term debt at the beginning and end of the year, including the current portion thereof, plus any guarantees thereof, using balances as of July 31, 2023, 2024, 2025 and 2026, respectively, and the total beginning of year equity as of July 31, 2023, 2024 and 2025, respectively. Further, for purposes of calculating adjusted net operating profit for the fiscal 2024-2026 performance period, we excluded the impacts of asset impairments and severance accrual as nonrecurring events.

Target award opportunities for the fiscal 2024-2026 ELTIP performance period are expressed as a multiple of a participant's average base salary as of August 31 for each of the three years in the performance period. We must meet the threshold level of ROIC performance for the three-year performance period for any participant to earn an award. ELTIP financial performance goals and award opportunities, as a multiple of the target award opportunity, under our fiscal 2024-2026 performance period were as follows:

Performance Level	CHS Three-Year ROIC Goal	Target Award Multiple
Superior Maximum (1)	12.0%	4.0x (1)
Maximum	10.0%	2.0x
Target	8.5%	1.0x
Threshold	7.0%	0.5x
Below threshold	<7.0%	0.0x
(1) The Superior Maximum performance level and target award multiple do not apply to the CEO; his maximum award is capped at 2.0x target.

Business conditions in the agriculture and energy industries were favorable during the early part of the 2024-2026 performance period and then became challenging. Our ability to execute strong operational performance in both the favorable and challenging environments resulted in ROIC of 9.5%, 5.7% and 9.79% in fiscal 2024, fiscal 2025 and fiscal 2026, respectively. Overall ROIC performance for the fiscal 2024-2026 performance period was 8.3%, resulting in slightly below target performance level awards equal to 0.932x the target for the Named Executive Officers. ELTIP payments for the fiscal 2024-2026 ELTIP for the Named Executive Officers are as follows:

Name	Position	2024-2026 ELTIP Awards
		(Dollars)
Jay Debertin	President and Chief Executive Officer	$6,824,570
Olivia Nelligan	Executive Vice President, Chief Financial Officer and Chief Strategy Officer	820,801
Brandon Smith	Executive Vice President, General Counsel	746,063
Darin Hunhoff	Executive Vice President, Energy	742,216
John Griffith	Executive Vice President, Ag Business and CHS Hedging	736,653

The fiscal 2026 award grant values associated with the fiscal 2026-2028 ELTIP performance period, which continue to measure three-year ROIC, are provided in the "2026 Grants of Plan-Based Awards" table.
Profit-Sharing

Each Named Executive Officer was eligible to participate in our Profit-Sharing Plan, which is also available to other employees. The purpose of the Profit-Sharing Plan is to reward employees for our profitability. Annual profit-sharing contributions for executives are calculated as a percent of base pay and annual variable pay for the calendar year and are made to the CHS Inc. 401(k) Plan ("401(k) Plan") account and CHS Inc. Deferred Compensation Plan ("Deferred Compensation Plan") account of each Named Executive Officer. The profit-sharing amount varies in relation to CHS ROIC performance. The fiscal 2026 Profit-Sharing Plan ROIC goals and contribution as a percent of eligible compensation are displayed in the following table:

Performance Level	CHS ROIC Goal	Profit-Sharing Award
Maximum	7.5%	5%
	6.75%	4%
Target	6.0%	3%
	5.55%	2%
Threshold	5.1%	1%

ROIC results for fiscal 2026 were 9.79%. Accordingly, each Named Executive Officer earned a 5% Profit-Sharing award.

Retirement Benefits

We provide the following retirement and deferral programs to Named Executive Officers:

•CHS Inc. Pension Plan
•CHS Inc. 401(k) Plan
•CHS Inc. Supplemental Executive Retirement Plan
•CHS Inc. Deferred Compensation Plan

CHS Inc. Pension Plan

The CHS Inc. Pension Plan (the “Pension Plan”) is a tax-qualified defined benefit pension plan in which all Named Executive Officers participate on the same terms generally applicable to other eligible employees. Participants become fully vested after three years of vesting service. Benefits are generally payable as a lump sum equal to the participant’s account balance or, if elected, as an actuarially equivalent annuity. The normal form of benefit is a life annuity for unmarried participants and a 50% joint-and-survivor annuity for married participants. Compensation and benefits are governed by limits imposed by the Internal Revenue Code.

A Named Executive Officer's benefit under the Pension Plan depends on contribution credits to his or her account, which are based on the Named Executive Officer's base pay and annual variable pay for each year of employment, date of hire, age at date of hire, length of service and investment credits, which are computed using the interest crediting rate and the Named Executive Officer's account balance at the beginning of the plan year.

The amount of contribution credits added to a Named Executive Officer's account each year is a percentage of the Named Executive Officer’s eligible compensation. The contribution credits percentage received is determined on a yearly basis, based on the years of benefit service completed as of December 31 of each year. A Named Executive Officer receives one year of benefit service for every calendar year of employment in which the Named Executive Officer completed at least 1,000 hours of service.

Contribution credits are earned according to the following schedules:

Regular Contribution Credits

	Regular Contribution Credit
Years of Benefit Service	Pay Below Social Security Taxable Wage Base	Pay Above Social Security Taxable Wage Base
1-3 years	3%	6%
4-7 years	4%	8%
8-11 years	5%	10%
12-15 years	6%	12%
16 years or more	7%	14%

Mid-Career Contribution Credits

Employees hired after age 40 qualify for the following minimum contribution credit:

	Minimum Contribution Credit
Age at Date of Hire	Pay Below Social Security Taxable Wage Base	Pay Above Social Security Taxable Wage Base
Age 40-44	4%	8%
Age 45-49	5%	10%
Age 50 or higher	6%	12%

Investment Credits

We credit a Named Executive Officer's account at the end of the calendar year with an investment credit based on the balance at the beginning of the year. For fiscal 2025 and the period September 1, 2025 through December 31, 2025, the investment credit is based on the four-month average of one-year U.S. Treasury bills for the period beginning August 1 through November 30 of the prior plan year. For the periods above, the minimum interest rate under the Pension Plan is 4.65%, and the maximum is 10%. Effective January 1, 2026, the interest rate is based on the greater of the four-month average of the one-year or 10-year U.S. Treasury rates for the four-month period from August 1 through November 30 of the prior plan year, and the maximum remains 10% but the 4.65% minimum no longer applies.

CHS Inc. 401(k) Plan

The 401(k) Plan is a tax-qualified, defined contribution retirement plan. The Named Executive Officers are eligible to participate in the 401(k) Plan on the same basis as other eligible employees. Participants may contribute between 1% and 50% of their eligible compensation on a pretax and/or Roth basis. We match 100% of the first 1% and 50% of the next 5% of eligible compensation contributed each year (maximum 3.5%). Our Board of Directors may elect to reduce or eliminate matching contributions for any year or any portion thereof.

CHS Inc. Supplemental Executive Retirement Plan and CHS Inc. Deferred Compensation Plan

Because the Internal Revenue Code limits the benefits that may be contributed to the Pension Plan and the 401(k) Plan, the CHS Inc. Supplemental Executive Retirement Plan ("SERP") and the Deferred Compensation Plan ("DCP") were established to provide certain employees participating in the qualified plans with supplemental benefits such that, in the aggregate, they equal the benefits that would have been contributed had these limits not been in effect. The SERP also includes compensation deferred under the DCP that is excluded under the qualified retirement plan. All Named Executive Officers are eligible to participate in the SERP.

Compensation includes pay without regard to compensation limitations imposed by the Internal Revenue Code. Company contributions under the Pension Plan and 401(k) Plan are not eligible for contribution credits.

Certain Named Executive Officers may have accumulated non-qualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Benefits from the SERP are primarily funded in a rabbi trust, with a balance as of August 31, 2026, of $43.5 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

For fiscal 2026, the DCP allowed eligible Named Executive Officers to voluntarily defer receipt of up to 75% of their base salary and up to 100% of their annual variable pay. The election must occur before the beginning of the calendar year in which the eligible compensation would otherwise be paid. During the year ended August 31, 2026, all Named Executive Officers were eligible to participate in the DCP, and Ms. Nelligan participated in the elective portion of the DCP.

Benefits from the DCP are primarily funded in a rabbi trust, with a balance as of August 31, 2026, of $199.9 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

Health and Welfare Benefits

Our Named Executive Officers are eligible to participate in benefits under our comprehensive health and welfare program on the same basis as other eligible full-time employees. Like nonexecutive full-time employees, participation in the health and welfare benefit plans may vary based on each Named Executive Officer's annual benefit elections.

Additional Benefits
Our Named Executive Officers are eligible for certain additional benefits, including executive long-term disability coverage, executive physical examinations, spouse executive physical participation, limited financial and tax planning assistance and cybersecurity services. The Company also provides certain personal security services for our CEO in light of the evolving security risks faced by corporate executives. These benefits are intended to support a competitive total rewards package and the retention of executive talent. Additional information is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Agreements With Named Executive Officers

For each of the following agreements, the compensation payable thereunder is subject to the aforementioned Recovery Policy and Detrimental Conduct Policy.

Any severance pay and benefits to which the Named Executive Officers would be entitled if we terminated such Named Executive Officer without cause or if such Named Executive Officer terminated his or her employment for "good reason" under the following agreements are described under the "Post Employment” section.

Mr. Debertin

On May 22, 2017, Mr. Debertin was elected as our President and CEO, and in connection therewith entered into an employment agreement with us on that date (the "Employment Agreement"). The Employment Agreement, as amended, has a term expiring August 31, 2026, provided that the Employment Agreement will thereafter automatically renew for an additional one-year period, unless either party notifies the other in writing, at least 120 days in advance of the relevant renewal date, of its intent not to renew the agreement for the additional one-year period. The Employment Agreement automatically renewed for an additional one-year period with a new term expiring August 31, 2027.

Pursuant to the terms of the amended Employment Agreement Mr. Debertin is entitled to, among other things:

•Annual base salary of $1,150,000, which has subsequently been increased by our Board of Directors to $1,493,500 and which is subject to further increase by our Board of Directors from time to time;
•Target AVP opportunity of 1.5x his annual base salary with a maximum opportunity equal to 2x the target opportunity, based on achievement of performance goals set by our Board of Directors;
•Target ELTIP award opportunity of 5x his average annual base salary over each three-year performance period applicable to that award opportunity, with a threshold ELTIP award opportunity equal to one-half of the target ELTIP award opportunity and a maximum ELTIP award opportunity equal to twice the target ELTIP award opportunity;
•If Mr. Debertin's employment ends due to death or permanent disability (as defined in our ELTIP), or if he has been employed for at least six months of the applicable performance period and his employment ends due to retirement approved by our Board of Directors (such approval not to be unreasonably withheld), he will be eligible for vested full grant participation in the applicable ELTIP award. The payout factor will be calculated at the same time as for other participants, following completion and certification of the performance results for the applicable performance period; and
•Welfare benefit continuation for two years following the termination of his employment, if Mr. Debertin chooses to retire from the Company.

Ms. Nelligan

Ms. Nelligan's compensation is governed by a letter agreement entered into on January 7, 2020 (the "Nelligan Letter Agreement"). Under the Nelligan Letter Agreement, Ms. Nelligan's target AVP award will be no less than 1.15x her annual base salary as of August 31 each year.

Mr. Smith

Mr. Smith's compensation is governed by a letter agreement entered into on January 1, 2021 (the "Smith Letter Agreement"). Under the Smith Letter Agreement, Mr. Smith received an initial annual base salary of $570,000 and a gross hiring bonus of $1,500,000 ("Hiring Bonus"), paid in four installments through 2024. Under the Smith Letter Agreement, Mr. Smith's target AVP award will be no less than 1.15x his annual base salary as of August 31 each year.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Nonequity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4-10)	Total
		(Dollars)
Jay Debertin President and Chief Executive Officer	2026	$1,482,625	$—	$11,305,070	$872,683	$197,481	$13,857,859
	2025	1,450,000	—	10,038,165	1,283,605	570,196	13,341,966
	2024	1,428,900	—	12,607,328	1,255,762	483,074	15,775,064
Olivia Nelligan Executive Vice President, Chief Financial Officer and Chief Strategy Officer	2026	718,988	—	2,444,189	101,141	96,087	3,360,405
	2025	693,000	—	2,535,141	142,660	211,051	3,581,852
	2024	684,750	—	4,824,992	212,287	205,169	5,927,198
Brandon Smith Executive Vice President, General Counsel	2026	650,930	—	2,235,063	81,679	79,411	3,047,083
	2025	631,971	—	2,326,655	115,672	207,557	3,281,855
	2024	626,628	300,000	4,481,183	190,030	181,590	5,779,431
Darin Hunhoff Executive Vice President, Energy	2026	647,573	—	2,189,700	237,635	82,715	3,157,623
	2025	628,712	—	2,305,149	233,157	199,720	3,366,738
	2024	624,134	—	4,451,829	477,198	192,954	5,746,115
John Griffith Executive Vice President, Ag Business and CHS Hedging	2026	642,720	—	2,173,289	196,071	75,919	3,087,999
	2025	624,000	—	2,269,867	259,824	195,416	3,349,107
	2024	618,000	—	4,340,478	364,125	183,925	5,506,528

(1) Includes hiring bonus payments to Mr. Smith of $300,000 in 2024.

(2) Amounts include AVP and ELTIP awards.

The actual AVP award value was as follows in fiscal 2026, 2025 and 2024, respectively: Mr. Debertin, $4,480,500, $1,506,965 and $4,350,000; Ms. Nelligan, $1,623,388, $531,680 and $1,569,992; Mr. Smith, $1,489,000, $491,087 and $1,431,731; Mr. Hunhoff, $1,447,484, $476,160 and $1,402,657; and Mr. Griffith, $1,436,636, $460,290 and $1,392,144.

The actual ELTIP award value was as follows in fiscal 2026, 2025 and 2024, respectively: Mr. Debertin, $6,824,570, $8,531,200 and $8,257,328; Ms. Nelligan, $820,801, $2,003,461 and $3,255,000; Mr. Smith, $746,063, $1,835,568 and $3,049,452; Mr. Hunhoff, $742,216, $1,828,989 and $3,049,172; and Mr. Griffith, $736,653, $1,809,577 and $2,948,334.

(3) This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officer's benefit under his or her retirement program and non-qualified earnings, if applicable.

The aggregate change in the actuarial present value was as follows in fiscal 2026, 2025 and 2024, respectively: Mr. Debertin, $872,683, $1,283,605 and $1,255,762; Ms. Nelligan, $101,141, $142,660 and $212,287; Mr. Smith, $81,679, $115,672 and $190,030; Mr. Hunhoff, $237,635, $233,157 and $477,198; and Mr. Griffith, $196,071, $259,824 and $364,125.

Above-market earnings on deferred compensation represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service ("IRS") on applicable funds. No Named Executive Officers had above market earnings during fiscal 2026, 2025 and 2024.

(4) Includes fiscal 2026 employer contributions to the Deferred Compensation Plan: Mr. Debertin, $117,477; Ms. Nelligan, $39,491; Mr. Smith, $34,882; Mr. Hunhoff, $34,064; and Mr. Griffith, $33,137.

(5) Includes fiscal 2026 employer contribution to the 401(k) Plan: Mr. Debertin, $17,047; Ms. Nelligan, $16,024; Mr. Smith, $16,387; Mr. Hunhoff, $16,100; and Mr. Griffith, $16,403.

(6) For Mr. Debertin, fiscal 2026 includes executive LTD, state-required paid family leave, travel accident insurance, executive physical, reimbursement of participation fee for spouse executive physical, companion travel, financial planning, cybersecurity benefit, employee gift, and CEO home security expenses.

(7) For Ms. Nelligan, fiscal 2026 includes executive LTD, state-required paid family leave, travel accident insurance, executive physical, financial planning, employee gift, and cybersecurity benefit.

(8) For Mr. Smith, fiscal 2026 includes executive LTD, state-required paid family leave, travel accident insurance, executive physical, financial planning, employee gift, and cybersecurity benefit.

(9) For Mr. Hunhoff, fiscal 2026 includes executive LTD, state-required paid family leave, travel accident insurance, executive physical, financial planning, wellness program incentive, employee gift, and cybersecurity benefit.

(10) For Mr. Griffith, fiscal 2026 includes executive LTD, state-required paid family leave, travel accident insurance, executive physical, financial planning, employee gift, and cybersecurity benefit.

2026 Grants of Plan-Based Awards

		Estimated Future Payouts Under Nonequity Incentive Plan Awards
Name and Principal Position	Grant Date	Threshold	Target	Maximum
		(Dollars)
Jay Debertin President and Chief Executive Officer	9/4/2025 (1)	$1,120,125	$2,240,250	$4,480,500
	8/31/2026 (2)	3,733,750	7,467,500	14,935,000
Olivia Nelligan Executive Vice President, Chief Financial Officer and Chief Strategy Officer	9/4/2025 (3)	418,399	836,798	1,673,595
	8/31/2026 (4)	454,781	909,563	3,638,250
Brandon Smith Executive Vice President, General Counsel	9/4/2025 (3)	377,919	755,837	1,511,675
	8/31/2026 (4)	410,781	821,562	3,286,249
Darin Hunhoff Executive Vice President, Energy	9/4/2025 (3)	375,970	751,940	1,503,879
	8/31/2026 (4)	408,663	817,326	3,269,302
John Griffith Executive Vice President, Ag Business and CHS Hedging	9/4/2025 (3)	373,152	746,304	1,492,608
	8/31/2026 (4)	405,600	811,200	3,244,800

(1) Represents range of possible awards under our fiscal 2026 AVP for Mr. Debertin based on target award opportunity at 1.5x base salary.

(2) Represents range of possible awards under our ELTIP for the fiscal 2026-2028 performance period for Mr. Debertin based on target award opportunity at 5.0x base salary.

(3) Represents range of possible awards under our fiscal 2026 AVP for the other Named Executive Officers based on target award opportunity at 1.15x base salary.

(4) Represents range of possible awards under our ELTIP for the fiscal 2026-2028 performance period for the other Named Executive Officers based on target award opportunity at 1.25x base salary.

The material terms of AVP and ELTIP awards that are disclosed in the above table are described under "Compensation Discussion and Analysis" above.

2026 Pension Benefits

Name and Principal Position	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits
		(Years)	(Dollars)
Jay Debertin(1) President and Chief Executive Officer	Pension Plan	42.2500	$1,661,739
	SERP	42.2500	9,731,470
Olivia Nelligan Executive Vice President, Chief Financial Officer and Chief Strategy Officer	Pension Plan	6.5833	110,704
	SERP	6.5833	725,436
Brandon Smith Executive Vice President, General Counsel	Pension Plan	5.4167	87,016
	SERP	5.4167	570,319
Darin Hunhoff(2) Executive Vice President, Energy	Pension Plan	34.2500	979,676
	SERP	34.2500	2,233,216
John Griffith(2) Executive Vice President, Ag Business and CHS Hedging	Pension Plan	25.1667	507,268
	SERP	25.1667	1,394,379
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

The present value of accumulated benefits is determined in accordance with the same assumptions outlined in Note 13, Benefit Plans, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K:

•A discount rate of 6.00% for the Pension Plan and 5.48% for the SERP;
•Each Named Executive Officer is assumed to retire at the later of age 65 (the normal retirement age under the plan) or the Named Executive Officer’s age as of the end of fiscal 2026. The early retirement benefit under the cash balance plan formula is equal to the participant’s account balance; and
•Payments under the cash balance formula of the Pension Plan assume a lump sum payment. SERP benefits are payable as a lump sum.

All Named Executive Officers' retirement benefits at normal retirement age will be equal to their accumulated benefits under the Pension Plan and the SERP, as described under "Compensation Discussion and Analysis" above.

2026 Nonqualified Deferred Compensation

Name and Principal Position	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year (3)	Aggregate Withdrawals/ Distributions (4)	Aggregate Balance at Last Fiscal Year End (5)
	(Dollars)
Jay Debertin President and Chief Executive Officer	$—	$8,643,812	$5,580,016	$3,480,538	$69,996,224
Olivia Nelligan Executive Vice President, Chief Financial Officer and Chief Strategy Officer	142,931	2,038,741	2,589,248	—	19,648,988
Brandon Smith Executive Vice President, General Counsel	—	1,869,006	435,572	3,001,568	8,541,837
Darin Hunhoff Executive Vice President, Energy	—	1,859,421	3,132,538	—	26,511,915
John Griffith Executive Vice President, Ag Business and CHS Hedging	—	1,841,628	957,514	917,057	14,163,761
(1) Includes contributions into the Deferred Compensation Plan by the Named Executive Officers representing deferred salary and deferred annual incentive pay from September 1, 2025, through August 31, 2026. Deferred salary contributions were reported as fiscal 2026 compensation in the Summary Compensation Table, and deferred annual incentive pay was reported as fiscal 2025 compensation in the Summary Compensation Table.

(2) Includes contributions made by us into the Deferred Compensation Plan on behalf of Named Executive Officers representing retirement contributions for Profit-Sharing and 401(k) match on amounts exceeding IRS compensation limits (which were reported as fiscal 2026 compensation in the Summary Compensation Table) and ELTIP contributions (which were reported as fiscal 2025 compensation in the Summary Compensation Table) from September 1, 2025, through August 31, 2026.

(3) Includes aggregate earnings on Named Executive Officer Deferred Compensation Plan accounts from September 1, 2025, through August 31, 2026, which are not required to be reported as compensation in the Summary Compensation Table. Deferred Compensation Plan earnings are based on investment elections made by the Named Executive Officer from 13 market-based notional investments and a fixed rate fund. The investment returns for fiscal 2026 were as follows:

Fund Name	Investment Return
Vanguard Federal Money Market Fund	3.78%
Vanguard LifeStrategy Income Fund	5.77%
Vanguard LifeStrategy Conservative Growth Fund	9.83%
Vanguard LifeStrategy Moderate Growth Fund	14.04%
Vanguard LifeStrategy Growth Fund	18.34%
Vanguard International Value Fund	27.34%
PRIMECAP Fund Admiral	43.80%
International Growth Fund Admiral	14.32%
Institutional Index Fund Institutional Plus	20.36%
Extended Market Index Institutional	18.67%
Total International Stock Index Fund Institutional Shares	26.03%
Janus Henderson Triton Fund Class N	0.06%
American Century Small Cap Value Fund R6 Class	(0.27)%
Fixed Rate Fund	5.00%

(4) Includes payments of previously deferred amounts made in accordance with elections by the Named Executive Officer and in accordance with Section 409A under the Internal Revenue Code. Payments under the Deferred Compensation Plan may be made at a specified date elected by the Named Executive Officer or deferred until retirement, disability or death.

(5) Represents the aggregate balance of non-qualified deferred compensation as of August 31, 2026. Amounts vary by Named Executive Officer in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals over time. To the extent that an executive was a Named Executive Officer for a reported year, these amounts, other than the portion attributable to earnings, were disclosed as compensation in the year of the Named Executive Officer’s deferral or registrant’s contribution, as applicable.

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

Post Employment

Pursuant to the terms of his Employment Agreement, Mr. Debertin, our President and CEO, is entitled to severance in the event that his employment is terminated by us without cause or by him with "good reason." Specifically, severance under the Employment Agreement would consist of:

•Two times Mr. Debertin's base salary plus two times his target AVP, payable in three equal installments with the first installment payable 60 days following termination and the second and third installments payable on the first and second anniversary dates of termination, respectively; and
•The annual incentive compensation payable to Mr. Debertin under the AVP for the year of termination that he would have earned had he remained employed through the end of the fiscal year (based on actual ROIC fiscal-year performance against the performance goals and target award amount for the 30% individual performance component), prorated based on the number of days in the fiscal year through his termination date and generally paid as a cash lump sum when annual incentive awards are paid to other participants.
•Health and welfare benefits continuation for two years following termination.

The Nelligan Letter Agreement provides for severance in the event Ms. Nelligan's employment is terminated by us without cause or by her with "good reason" in the amount of one year of base pay and prorated AVP, payable as a lump sum.

The Smith Letter Agreement provides for severance in the event Mr. Smith's employment is terminated by us without cause or by him with "good reason" in the amount of one year of base pay and prorated AVP, payable as a lump sum.

During fiscal 2026, Mr. Hunhoff and Mr. Griffith were covered by a broad-based employee severance program that provides executives with a lump sum payment of 26 weeks of pay, plus one week of pay per year of service, with a 12-month cap, in the event their positions are eliminated. Also, according to the terms of the AVP, Mr. Hunhoff and Mr. Griffith would receive prorated annual variable pay in the event their positions are eliminated.

The severance pay that the Named Executive Officers would have been entitled to in the specific events noted above, in each case, as of the last business day of fiscal 2026 is as follows:

Name	Position	Severance Pay Amount
		(Dollars)
Jay Debertin (1)(2)	President and Chief Executive Officer	$7,508,372
Olivia Nelligan (2)	Executive Vice President, Chief Financial Officer and Chief Strategy Officer	1,564,448
Brandon Smith (2)	Executive Vice President, General Counsel	1,413,087
Darin Hunhoff (2)	Executive Vice President, Energy	1,393,226
John Griffith (2)	Executive Vice President, Ag Business and CHS Hedging	1,233,024

(1) Includes the value of health and welfare benefits based on current monthly rates.

(2) Assumes an AVP award for the entire fiscal year at target performance.

No other severance benefits are offered to our Named Executive Officers, except up to 12 months of career transition services and government mandated benefits such as COBRA. Except as otherwise set forth above, the method of payment would be a lump sum. Named Executive Officers not covered by employment agreements are not offered special post-retirement health and welfare benefits that are not offered to other similarly situated (i.e., age and service) salaried employees. The compensation payable to the Named Executive Officers is subject to the Recovery Policy and the Detrimental Conduct Policy, as applicable.

CEO Pay Ratio

The following pay ratio and supporting information compares the annual total compensation of our CEO to our median employee, as required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K promulgated by the SEC. For fiscal 2026:

•The median employee's compensation, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K promulgated by the SEC, was $89,655. This calculation includes a reasonable assumption regarding the median employee's achievement of individual performance for a portion of the annual incentive award based on historical performance.
•The annual total compensation of our CEO, as reported in the Summary Compensation Table set forth above, was $13,857,859.
•The ratio of the annual total compensation of our CEO to the median employee was 155:1.

Instruction 2 to Item 402(u) of Regulation S-K requires identification of a median employee once every three years, provided that there were no changes to our employee population or employee compensation arrangements that we reasonably believe would significantly affect our pay ratio disclosure. Accordingly, we used the same median employee identified as of June 1, 2024, since we believe that there were no significant changes to our employee population or the employee compensation program that would significantly impact our fiscal 2026 pay ratio. Similarly, there were no significant changes to the median employee’s compensation arrangements during the fiscal year that would significantly impact the pay ratio disclosure. For more detail on how we identified the median employee, please refer to the pay ratio disclosure in our Form 10-K for fiscal year ended August 31, 2024.

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

Director Compensation

Overview

Our Board of Directors met eight times during the fiscal year ended August 31, 2026. Generally, each director (other than the Board chair) is a member of at least two Board committees. At a minimum, each Board committee meets during each of the Board's five regular meetings.

For fiscal 2026, the non-employee director compensation package included the following:

Compensation component	Compensation amount
Annual retainer, paid in monthly payments	Equivalent to $137,500 per year, paid in 12 monthly installments of $11,458.33
Additional annual compensation for board leadership, as applicable, paid in monthly payments
Paid in 12 monthly installments:
$30,000 annually for the chair,
$10,000 annually for the first vice chair and secretary-treasurer,
$10,000 annually for all Board committee chairs, and
$6,000 annually for members of the Executive Committee who are not eligible for other premiums

Per diem meeting fee, plus actual expenses and travel allowance for each day spent at meetings other than regular Board meetings and the CHS Annual Meeting	$600/day
Meeting fee for conference calls or other short virtual meetings other than regular Board meetings	$300/partial day

For purposes of the per diem meeting fee, the number of days directors may be compensated for attending meetings other than regular Board meetings and the CHS Annual Meeting was limited to 55 days per calendar year. Effective January 1, 2026, this limit increased to 60 days per calendar year. The Board Chair is not subject to the limit. Meeting fees for conference calls and other short virtual meetings are not subject to the annual day limit.

Directors are eligible for a performance-based compensation plan for three-year performance periods beginning with fiscal 2025 and beyond. This performance-based compensation plan replaced the director retirement contribution (still in effect through fiscal 2024-2026 performance period) described below in the Director Deferred Compensation Plan section. The directors' performance-based compensation plan provides the opportunity for a director to receive compensation based on our three-year ROIC performance, with ROIC defined in the same manner as for the ELTIP. Driven by our unique cooperative structure, we believe that using the ROIC performance metric for this purpose aligns the interests of our directors with the interests of our management and member-owners. The ROIC performance goal levels are established and approved by our Board of Directors prior to each three-year performance period.

The amounts paid to our Board of Directors are subject to the Recovery Policy.

Director Retirement and Health Care Benefits

Directors elected prior to September 1, 2011, participated in a defined benefit retirement plan that provides for a monthly benefit for the director's lifetime, beginning at age 60. Benefits are immediately vested, and the benefit is $250 per month, per year of service (maximum of 15 years), for a total maximum monthly benefit of $3,750. Under no event will the benefit payment be payable for less than 120 months. Payment is made to the retired director's beneficiary in the event of the director's death before 120 payments are made. Effective August 31, 2011, future accruals under the director retirement plan were frozen. Retirement benefits are funded by a rabbi trust, with a balance of $7.5 million as of August 31, 2026.

Directors and their eligible dependents were eligible to participate in our medical, dental and vision plans through December 31, 2024. Directors who departed the Board before September 1, 2024, and prior to Medicare eligibility were eligible to continue participation in our medical plan, along with their eligible dependents, with premiums paid up to 100% by CHS depending on the director's years of service to the Board. Directors who were participating in CHS medical coverage as of September 1, 2024, and leave the Board before reaching age 65 with at least six years of service are eligible to receive a payment of $37,000 per year until the exiting director reaches age 65 or is deceased.

Director Deferred Compensation Plan

Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of their monthly director fees into the Deferred Compensation Plan. This must be done before the beginning of the calendar year in which the fees will be earned, or in the case of newly elected directors, upon election to the Board. During fiscal 2026, the following directors deferred Board fees pursuant to the Deferred Compensation Plan: Mr. Beckman, Mr. Clemensen, Mr. Edgington, Mr. Kehl and Mr. Throener.

In addition to any voluntary director deferrals, for three-year performance periods beginning prior to fiscal 2025, we may also credit a retirement contribution to each director's Deferred Compensation Plan. The fiscal 2026 credit to each director's retirement plan account (corresponding to the fiscal 2024-2026 performance period) was based on the following ROIC performance goals:

Performance Level	Amount Credited	CHS Three-Year ROIC Goal
Superior Maximum	$100,000	12.0%
Maximum	$50,000	10.0%
Target (guaranteed minimum)	$25,000	8.5%

Actual ROIC performance for the fiscal 2024-2026 performance period was slightly below target and, accordingly, the minimum guaranteed amount of $25,000 was credited for fiscal 2026 to each director's retirement plan account under the Deferred Compensation Plan, except a pro-rated amount of $14,583 was credited for former director Mr. Schurr. Upon leaving our Board of Directors during fiscal 2026, a director's credit for that partial fiscal year is the target amount prorated through the end of the month in which the director departs.

Benefits are funded in a rabbi trust. The Deferred Compensation Plan rabbi trust balance reported elsewhere in this Annual Report on Form 10-K includes amounts deferred by the directors.

2026 Director Compensation

Name	Fees Earned or Paid in Cash (1)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
	(Dollars)
Alan Holm	$176,600	$—	$25,785	$202,385
Anthony Rossman	154,300	—	25,581	179,881
Chris Edgington	142,900	—	25,488	168,388
Clinton Blew	202,533	—	25,741	228,274
Cortney Wagner	146,200	—	25,488	171,688
Daniel Schurr	124,558	—	20,853	145,411
David Beckman	160,400	—	26,000	186,400
David Kayser	162,500	—	25,746	188,246
Hal Clemensen	160,250	—	25,785	186,035
Jerrad Stroh	163,600	—	25,743	189,343
Kevin Throener	163,100	—	25,846	188,946
Jon Erickson	173,867	—	25,617	199,484
Mark Farrell	152,500	—	25,488	177,988
Russell Kehl	166,700	—	25,488	192,188
Scott Cordes	161,200	—	25,699	186,899
Tracy Jones	164,600	—	25,738	190,338
Trent Sherven	169,900	—	25,859	195,759

(1) Of this amount, the following directors deferred the succeeding amounts to the Deferred Compensation Plan: Mr. Beckman, $12,000; Mr. Clemensen, $30,000; Mr. Edgington, $37,400; Mr. Kehl, $36,000; and Mr. Throener, $12,000.

(2) For former director Mr. Schurr, amount includes monthly retainer and board leadership premiums for September through March of fiscal 2026 and a pro-rated exiting director payment of $27,750 (explained above for directors who were participating in CHS medical coverage as of September 1, 2024).

(3) This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the director's benefit under their retirement program and non-qualified earnings, if applicable. The change in pension value will vary by director based on several factors, including age, service, pension benefit elected (lump sum or annuity), discount rate and mortality factor used to calculate the benefit due. Future accruals under the plan were frozen as of August 31, 2011, as stated above. The following directors had the following changes in pension values during fiscal 2026: Mr. Blew, $(820); Mr. Kayser, $(10,536); and Mr. Schurr, $(12,111). Negative values are not reflected in the sum reported in this column.
Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate on applicable funds as determined by the IRS. No directors had above-market earnings during fiscal 2026.

(4) All other compensation includes travel accident insurance, a modest gift provided to recognize Board service, and, in the case of each director other than Mr. Edgington, Ms. Wagner, Mr. Farrell, Mr. Kehl and former director, Mr. Schurr, related companion travel expenses for trips made with a director on CHS business.

All other compensation also includes fiscal 2026 director retirement contributions to the Deferred Compensation Plan of $25,000 for each director, except for former director, Mr. Schurr, $14,583.

All other compensation also includes director retirement payment of $5,938 for Mr. Schurr from the director defined benefit retirement plan (explained above for directors elected prior to September 1, 2011).

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee. The Executive Committee performs the equivalent functions of a compensation committee with respect to our CEO, and the Governance Committee performs the equivalent functions of a compensation committee, other than with respect to our CEO.

During fiscal 2026, the members of the Executive Committee were Messrs. Blew (chair), Erickson (first vice chair), Cordes, Kehl (through August 19, 2026) and Holm, and the members of the Governance Committee were Messrs. Jones (chair), Rossman (vice chair), Kayser, Kehl (through August 19, 2026), Cordes and Farrell. During fiscal 2026, no executive officer of CHS served on the compensation committee (or other board committee performing equivalent functions) or board of directors of any other entity that had any executive officer who also served on the Executive Committee, the Governance Committee or our Board of Directors. None of the directors who served as a member of the Executive Committee or Governance Committee during fiscal 2026 are, or have been, officers or employees of CHS, other than Mr. Cordes, who was an employee of CHS Hedging until 2016.

See Item 13, Certain Relationships and Related Transactions, and Director Independence, of this Annual Report on Form 10-K for directors, including Messrs. Clemensen, Cordes, Edgington, Erickson, Jones, Kayser, Kehl, Rossman, Throener and Sherven who were a party to related-person transactions.

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

Respectfully submitted,
Executive Committee
Clinton J. Blew, Chair
Jon Erickson
Scott Cordes
Al Holm

Governance Committee
Tracy Jones, Chair
Tony Rossman
David Kayser
Scott Cordes
Mark Farrell

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of our equity securities by each member of our Board of Directors, each of our Named Executive Officers and all members of our Board of Directors and executive officers as a group as of October 14, 2026, is shown below. Except as indicated in the footnotes to the following table, each person has sole voting and investment power with respect to all shares attributable to such person.

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
*Less than 1%.

(1) As of October 14, 2026, there were 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding.

(2) As of October 14, 2026, there were 78,659,066 shares of Class B Cumulative Redeemable Preferred Stock outstanding with 21,459,066, 16,800,000, 19,700,000 and 20,700,000 attributed to Series 1, Series 2, Series 3 and Series 4, respectively.

(3) Includes shares held by spouse, children and Individual Retirement Accounts.

We have no compensation plans under which our equity securities are authorized for issuance.

To our knowledge, there is no person or group who is a beneficial owner of more than 5% of any class or series of our preferred stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Because our directors must be active patrons of CHS or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2026, the value of those transactions between a particular director, any entity owned by a director or any "immediate family member" (defined as any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person, other than a tenant or employee, sharing the household of such director) of a director and us in which the total amount involved exceeded $120,000 is shown below.

	Transaction Type
Name	Transactions with CHS	Cash Patronage Dividends
	(Dollars)
Scott Cordes	$261,377	$18
Chris Edgington	2,421,315	218
Alan Holm	207,173	—
Tracy Jones	11,682,136	4,476
David Kayser	1,005,818	1,706
Russell Kehl (1)	15,883,795	11,689
Anthony Rossman	2,051,595	3,516
Trent Sherven	2,233,599	3,328
Kevin Throener	2,049,444	4,635

(1) Kehl Farms, L.L.C., which is owned by director Russell Kehl, had $10,260,441 of accounts payable outstanding beyond the applicable payment dates and owing to CHS as of August 31, 2026. The Audit Committee approved interest rates and other relevant terms for repayment of these outstanding amounts (noting that such revised repayment terms are consistent with what CHS would typically provide for a similarly situated borrower), pursuant to which, there will be a series of installment payments, and full payoff is due by June 30, 2027.

CHS Capital

CHS Capital, our wholly-owned finance subsidiary, makes crop input loans available to qualified customers. Certain of our directors, entities they own or immediate family members, as defined above, had such loans outstanding with CHS Capital during fiscal 2026 under financing programs widely available to other qualified customers, as shown below.

Director Name	Legal Entity Entering into the Loan	Outstanding Balance as of August 31, 2026	Interest Rate Range (1)	Maturity of Open Loans	Highest Principal Balance (2)	Principal Payments (2)	Interest Payments (2)
Hal Clemensen	Clemensen Farms, Inc.	$212,176	0.00% - 7.00%	February 2027	$443,304	$231,127	$4,242
Tracy Jones	Jones Farm Partnership	909,273	1.90% - 5.00%	January 2027	1,638,565	729,292	9,543
David Kayser	(4)	335,692	1.90% - 7.50%	January 2027	596,585	260,894	5,400
Russell Kehl	Kehl Farms, L.L.C.	–(3)	–(3)	–(3)	9,632,874	9,632,874	683,084
Anthony Rossman	(4)	420,761	1.90% - 5.00%	January 2027	755,909	335,147	5,532
Kevin Throener	(4)	349,941	1.90% - 5.00%	January 2027	754,570	404,629	4,309
Trent Sherven	(4)	600,927	2.90%	January 2027	1,076,593	475,666	6,180
(1) Interest rates are per annum on loans outstanding as of August 31, 2026.
(2) Represents activity during the fiscal year ended August 31, 2026.
(3) As of August 31, 2026, no loan balances were outstanding.
(4) Either the director or immediate family member entered into the loan(s).

CHS Hedging

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

Director Independence

We are a Minnesota cooperative corporation managed by a Board of Directors made up of 17 members, with one seat currently vacant. Nomination and election of the directors is done by eight separate regions. In addition to meeting other requirements for directorship, candidates must reside in the region from which they are elected. Directors are elected for three-year terms. The terms of directors are staggered and generally no more than seven director positions are elected at an annual meeting of members, although there will be eight director positions elected at the 2026 CHS Annual Meeting of Members, with the increase due to the vacancy in Region 6 resulting from Director Kehl’s resignation effective December 2, 2026. Commencing with our annual meeting of members scheduled for December 4, 2026, nominations for director elections will be made by the Nominating Committee at each regional caucus held during our annual meeting. Except for the Board's selection of Nominating Committee member candidates, neither the Board of Directors nor management of CHS participates in the nomination process. Please see Part III of Item 10 for further detail regarding our Nominating Committee.

The following directors satisfy the definition of director independence set forth in the rules of Nasdaq:

Independent Directors
David Beckman	Alan Holm	Jerrad Stroh
Clinton J. Blew	David Kayser	Kevin Throener
Hal Clemensen	Russell Kehl	Cortney Wagner
Jon Erickson	Anthony Rossman
Mark Farrell	Trent Sherven

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the years ended August 31, 2026 and 2025:

	2026	2025
	(Dollars in thousands)
Audit fees (1)	$5,995	$5,559
Audit-related fees (2)	260	322
Tax fees (3)	58	38
All other fees (4)	2	2
Total	$6,315	$5,921
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

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses*	Deductions: Write-offs, Net of Recoveries	Balance at End of Year
	(Dollars in thousands)
Allowances for doubtful accounts
2026	$81,712	$14,394	$(2,583)	$93,523
2025	79,809	4,850	(2,947)	81,712
2024	76,627	8,359	(5,177)	79,809

Valuation allowance for deferred tax assets
2026	$205,637	$26,680	$(15,272)	$217,045
2025	166,590	47,387	(8,340)	205,637
2024	182,466	6,745	(22,621)	166,590
*Net of reserve adjustments.

(a)(3) EXHIBITS

EXHIBIT INDEX

2.1
Second Amended and Restated Limited Liability Company Agreement dated as of December 18, 2015 between CHS Inc. and CF Industries Sales, LLC. (Incorporated by reference to our Current Report on Form 8-K, filed December 21, 2015). (**)

3.1	Amended and Restated Articles of Incorporation of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed December 7, 2021).
3.2	Amended and Restated Bylaws of CHS Inc. (*)
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

10.2	CHS Inc. Supplemental Executive Retirement Plan (2024 Restatement). (Incorporated by reference to our Form 10-K for the year ended August 31, 2024, filed November 6, 2024). (+)
10.3	CHS Inc. Annual Variable Pay Plan Document (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2026, filed July 8, 2026). (+)
10.4	CHS Inc. Executive Long-Term Incentive Plan Document (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2026, filed July 8, 2026). (+)
10.5	CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.5A	Amendment No. 1 to the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011). (+)
10.5B	Amendment No. 2 to the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
10.6	Trust Under the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
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

10.8	CHS Inc. Deferred Compensation Plan Document (2026 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2026, filed July 8, 2026). (+)
10.9	Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)
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
Fifteenth Amendment and Restated Receivables Purchase Agreement, dated as of August 27, 2025, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer. (Incorporated by reference to our Form 10-K for the year ended August 31, 2025, filed November 5, 2025). (^)

10.26H	Sixteenth Amendment and Restated Receivables Purchase Agreement, dated as of August 26, 2026, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer. (*)(^)

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
10.29
Master Framework Agreement, dated as of July 11, 2023 (the "Framework Agreement"), by and among Coöperatieve Rabobank, U.A., New York Branch, a Dutch coöperatieve acting through its New York Branch, as buyer, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers. (Incorporated by reference to our Form 10-Q for the quarterly report ended May 31, 2023, filed July 13, 2023). (^)

10.29A
Amendment No. 1 to Master Framework Agreement, dated as of July 8, 2024 (the "Framework Agreement"), by and among Coöperatieve Rabobank, U.A., New York Branch, a Dutch coöperatieve acting through its New York Branch, as buyer, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2024, filed July 10, 2024).

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

10.29C
Amendment No. 3 to Master Framework Agreement, dated as of August 27, 2025 (the "Framework Agreement"), by and among Coöperatieve Rabobank, U.A., New York Branch, a Dutch coöperatieve acting through its New York Branch, as buyer, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers. (Incorporated by reference to our Form 10-K for the year ended August 31, 2025, filed November 5, 2025) (^)

10.29D
Amendment No. 4 to Master Framework Agreement, dated as of August 26, 2026 (the "Framework Agreement"), by and among Coöperatieve Rabobank, U.A., New York Branch, a Dutch coöperatieve acting through its New York Branch, as buyer, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers. (*)(^)

10.30
1996 SIFMA Master Repurchase Agreement, dated as of September 4, 2018, between CHS Inc. and the buyer under the Framework Agreement, including Annex I thereto (and as amended thereby). (Incorporated by reference to our Form 10-K for the year ended August 31, 2018, filed December 3, 2018).

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

(c) SCHEDULES

None.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2026.

CHS INC.

By:	/s/ Jay D. Debertin
Jay D. Debertin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 4, 2026:

Signature	Title

/s/ Jay D. Debertin	President and Chief Executive Officer (principal executive officer)
Jay D. Debertin

/s/ Olivia Nelligan	Executive Vice President, Chief Financial Officer and Chief Strategy Officer (principal financial officer)
Olivia Nelligan

/s/ Daniel Lehmann	Senior Vice President Finance, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Daniel Lehmann

*	Chair of the Board of Directors
Clinton J. Blew

*	Director
David Beckman

*	Director
Hal Clemensen

*	Director
Scott A. Cordes

*	Director
Christopher Edgington

*	Director
Jon Erickson

*	Director
Mark Farrell

*	Director
Alan Holm

*	Director
Tracy G. Jones

*	Director
David R. Kayser

*	Director
Russell A. Kehl

*	Director
Anthony Rossman

*	Director
Trent Sherven

*	Director
Jerrad Stroh

*	Director
Kevin Throener

*	Director
Cortney Wagner

*By	/s/ Jay D. Debertin
Jay D. Debertin Attorney-in-fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CHS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CHS Inc. and its subsidiaries (the "Company") as of August 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive income, of changes in equities and of cash flows for each of the three years in the period ended August 31, 2026, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended August 31, 2026 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2026 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Grain and Oilseed Inventories and Grain and Oilseed Forward Commodity Purchase and Sales Contracts

As described in Notes 4, 15, and 16 to the consolidated financial statements, the Company’s grain and oilseed inventories were $1,468.5 million as of August 31, 2026, and the gross fair value of commodity derivatives in an asset and liability position were $500.8 million and $541.3 million, respectively, as of August 31, 2026, of which grain and oilseed make up the majority of forward commodity purchase and sales contracts. Management enters into various derivative instruments to manage the Company’s exposure to movements primarily associated with agricultural and energy commodity prices. The net realizable value of agricultural commodity inventories and fair value of forward commodity purchase and sales contracts are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, including location-specific adjustments. Location-specific inputs are driven by local market supply and demand and are generally based on broker or dealer quotations or market transactions in either listed or over-the-counter markets.

The principal considerations for our determination that performing procedures relating to the valuation of grain and oilseed inventories and grain and oilseed forward commodity purchase and sales contracts is a critical audit matter are (i) the significant judgment by management to determine the net realizable value of grain and oilseed inventories and the fair value of forward commodity purchase and sales contracts and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s inputs related to exchange traded prices and/or recent market bids and offers, including location-specific adjustments.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for determining the net realizable value of grain and oilseed inventories and the fair value of forward commodity purchase and sales contracts; (ii) evaluating the appropriateness of the valuation models used by management; (iii) testing the completeness and accuracy of certain data used in the valuation models; and (iv) evaluating the reasonableness of inputs used by management related to the exchange traded prices and/or recent market bids and offers, including location-specific adjustments. Evaluating management’s inputs related to the exchange traded prices and/or recent market bids and offers, including location-specific adjustments, involved comparing (i) the exchange traded prices and/or recent market bids and offers and location-specific adjustments to third-party information and (ii) the location-specific inputs to broker or dealer quotations or market transactions in either listed or over-the-counter markets.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 4, 2026

We have served as the Company's auditor since 1998.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,
	2026	2025
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$263,603	$327,826
Receivables	3,854,810	3,686,585
Inventories	3,983,445	3,270,350
Other current assets	1,298,113	801,590
Total current assets	9,399,971	8,086,351
Investments	3,806,454	3,846,062
Property, plant and equipment	5,380,693	5,501,294
Other assets	1,525,757	1,430,142
Total assets	$20,112,875	$18,863,849
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$449,002	$1,152,457
Current portion of long-term debt	70,072	90,447
Accounts payable	2,938,414	2,717,648
Accrued expenses	840,097	695,965
Other current liabilities	1,309,667	625,969
Total current liabilities	5,607,252	5,282,486
Long-term debt	1,982,651	1,745,386
Other liabilities	878,127	755,803
Commitments and contingencies (Note 17)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	6,256,029	6,103,605
Accumulated other comprehensive loss	(280,212)	(306,372)
Capital reserves	3,401,410	3,015,424
Total CHS Inc. equities	11,641,265	11,076,695
Noncontrolling interests	3,580	3,479
Total equities	11,644,845	11,080,174
Total liabilities and equities	$20,112,875	$18,863,849

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2026	2025	2024
	(Dollars in thousands)
Revenues	$39,231,217	$35,462,608	$39,261,229
Cost of goods sold	37,443,360	34,325,794	37,509,902
Gross profit	1,787,857	1,136,814	1,751,327
Marketing, general and administrative expenses	1,195,975	1,046,059	1,166,969
Operating earnings	591,882	90,755	584,358
Interest expense	163,633	146,079	104,064
Other income	(131,239)	(100,431)	(137,630)
Equity income from investments	(569,231)	(569,665)	(479,863)
Income before income taxes	1,128,719	614,772	1,097,787
Income tax expense (benefit)	32,737	16,777	(4,872)
Net income	1,095,982	597,995	1,102,659
Net income attributable to noncontrolling interests	79	78	340
Net income attributable to CHS Inc.	$1,095,903	$597,917	$1,102,319

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended August 31,
	2026	2025	2024
	(Dollars in thousands)
Net income	$1,095,982	$597,995	$1,102,659
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	6,607	(3,605)	(22,048)
Cash flow hedges	(3,301)	986	(255)
Foreign currency translation adjustment	22,854	(7,211)	(8,844)
Other comprehensive income (loss), net of tax	26,160	(9,830)	(31,147)
Comprehensive income	1,122,142	588,165	1,071,512
Comprehensive income attributable to noncontrolling interests	79	78	340
Comprehensive income attributable to CHS Inc.	$1,122,063	$588,087	$1,071,172

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITIES

	Years Ended August 31, 2026, 2025 and 2024
	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2023	$3,951,385	$27,558	$1,932,706	$2,264,038	$(265,395)	$2,537,486	$4,611	$10,452,389
Reversal of prior year patronage and redemption estimates	(341,125)	—	(169,159)	—	—	1,240,284	—	730,000
Distribution of 2023 patronage refunds	708,106	—	169,232	—	—	(1,243,350)	—	(366,012)
Redemptions of equities	(342,298)	(288)	(13,339)	—	—	—	—	(355,925)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	13	(9)	(106)	—	—	(2,852)	1,582	(1,372)
Net income	—	—	—	—	—	1,102,319	340	1,102,659
Other comprehensive loss, net of tax	—	—	—	—	(31,147)	—	—	(31,147)
Estimated 2024 patronage refunds	77,262	—	282,431	—	—	(659,693)	—	(300,000)
Estimated 2024 equity redemptions	(300,000)	—	—	—	—	—	—	(300,000)
Balances, August 31, 2024	3,753,343	27,261	2,201,765	2,264,038	(296,542)	2,805,526	6,533	10,761,924
Reversal of prior year patronage and redemption estimates	222,738	—	(282,431)	—	—	659,693	—	600,000
Distribution of 2024 patronage refunds	76,004	—	284,164	—	—	(660,526)	—	(300,358)
Redemptions of equities	(273,679)	(311)	(13,693)	—	—	—	—	(287,683)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	(379)	(62)	(249)	—	—	10,616	(3,132)	6,794
Net income	—	—	—	—	—	597,917	78	597,995
Other comprehensive loss, net of tax	—	—	—	—	(9,830)	—	—	(9,830)
Estimated 2025 patronage refunds	55,033	—	144,101	—	—	(229,134)	—	(30,000)
Estimated 2025 equity redemptions	(90,000)	—	—	—	—	—	—	(90,000)
Balances, August 31, 2025	3,743,060	26,888	2,333,657	2,264,038	(306,372)	3,015,424	3,479	11,080,174
Reversal of prior year patronage and redemption estimates	28,919	—	(144,101)	—	—	229,134	—	113,952
Distribution of 2025 patronage refunds	53,871	—	143,692	—	—	(227,563)	—	(30,000)
Redemptions of equities	(80,725)	(316)	(19,392)	—	—	—	—	(100,433)
Preferred stock dividends	—	—	—	—	—	(210,835)	—	(210,835)
Other, net	7,673	(499)	(8,024)	—	—	(14,327)	22	(15,155)
Net income	—	—	—	—	—	1,095,903	79	1,095,982
Other comprehensive income, net of tax	—	—	—	—	26,160	—	—	26,160
Estimated 2026 patronage refunds	306,356	—	29,970	—	—	(486,326)	—	(150,000)
Estimated 2026 equity redemptions (1)	(165,000)	—	—	—	—	—	—	(165,000)
Balances, August 31, 2026	$3,894,154	$26,073	$2,335,802	$2,264,038	$(280,212)	$3,401,410	$3,580	$11,644,845

(1) Refer to Note 12, Equities, for additional information regarding estimated equity redemptions.

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2026	2025	2024
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,095,982	$597,995	$1,102,659
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	677,145	651,426	569,891
Equity income from investments, net of distributions received	25,371	(60,961)	64,332
Provision for current expected credit losses	19,817	6,136	5,631
Deferred taxes	(50,793)	(38,744)	(109,846)
Other, net	494	(55,668)	(35,427)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(150,562)	6,999	(335,974)
Inventories	(455,758)	(53,184)	147,764
Accounts payable and accrued expenses	359,133	(276,114)	(213,788)
Other, net	63,180	(142,098)	77,638
Net cash provided by operating activities	1,584,009	635,787	1,272,880
Cash flows from investing activities:
Acquisition of property, plant and equipment	(463,262)	(728,575)	(808,763)
Proceeds from disposition of property, plant and equipment	31,067	34,438	15,819
Expenditures for major maintenance	(68,255)	(271,380)	(22,748)
Proceeds from sale and maturity of investments	200,485	513,305	—
Purchases of investments	(166,968)	—	(500,179)
Changes in CHS Capital notes receivable, net	(332,609)	(169,072)	(100,184)
Business acquisitions, net of cash acquired	—	(237,174)	—
Other investing activities, net	(2,824)	(22,137)	(15,533)
Net cash used in investing activities	(802,366)	(880,595)	(1,431,588)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	15,419,459	19,038,369	3,842,339
Payments on notes payable, long-term debt and finance lease obligations	(15,922,265)	(18,512,827)	(3,768,121)
Preferred stock dividends paid	(168,668)	(168,668)	(168,668)
Redemptions of equities	(100,433)	(287,683)	(355,925)
Cash patronage dividends paid	(30,000)	(300,358)	(366,012)
Other financing activities, net	5,053	600	2,134
Net cash used in financing activities	(796,854)	(230,567)	(814,253)
Effect of exchange rate changes on cash and cash equivalents	2,771	773	2,236
(Decrease) increase in cash and cash equivalents and restricted cash	(12,440)	(474,602)	(970,725)
Cash and cash equivalents and restricted cash at beginning of period	399,260	873,862	1,844,587
Cash and cash equivalents and restricted cash at end of period	$386,820	$399,260	$873,862
Supplemental cash flow information:
Cash paid for interest	$167,057	$147,583	$100,542
Other significant noncash investing and financing transactions:
Capital expenditures and major maintenance incurred but not yet paid	$71,335	$64,403	$54,807
Finance lease obligations incurred	9,903	13,881	8,772
Accrual of patronage dividends and equity redemptions	321,048	120,000	600,000
Accrual of preferred stock dividends	42,167	—	—

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

Effective September 1, 2025, we changed our segment reporting to align with our new product-line operating model. The notes to our consolidated financial statements refer to our Energy, Grains and Agronomy reportable segments, as well as our Corporate and Services operating segment. See Note 14, Segment Reporting, for more information.

Prior period amounts have been recast to conform to current year classification.

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

	August 31,
	2026	2025	2024
	(Dollars in thousands)
Cash and cash equivalents	$263,603	$327,826	$794,865
Restricted cash included in other current assets	123,217	71,434	78,997
Total cash and cash equivalents and restricted cash	$386,820	$399,260	$873,862

Recent Accounting Pronouncements

Adopted

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU" 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides additional transparency for income tax disclosures. This ASU was effective for our annual period ended on August 31, 2026, and has been applied on a prospective basis. The adoption of this guidance did not have a material impact on our financial statements, although it did result in expanded income tax disclosures, which are included in Note 11, Income Taxes.

Not Yet Adopted

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which expands and clarifies hedge accounting guidance to better portray the economics of an entity’s risk management activities in its financial statements. This ASU is effective for our annual reporting beginning in fiscal 2028, including interim reporting periods within that fiscal year, with early adoption permitted. The amendments are required to be applied prospectively. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU provides recognition, measurement, presentation and disclosure requirements for government grants. Under the new guidance, proceeds from government grants must be recognized in earnings during the same period the underlying costs associated with grant eligibility are incurred. However, grant income must not be recognized unless it is probable the grant will be received and the entity will comply with the conditions attached to the grant. This ASU is effective for our interim and annual reporting periods beginning in fiscal year 2030. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

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

Note 2        Revenues

We provide a wide variety of products and services, from agricultural inputs such as refined fuels, propane, lubricants, crop nutrients and crop protection products to agricultural outputs that include grain and oilseeds, processed products, renewable fuels and animal nutrition products. We primarily conduct our operations and derive revenues within our Energy, Grains and Agronomy segments. Our Energy segment derives revenues from wholesale and retail activities within our refined fuels, propane and lubricants product lines. Our Grains segment derives revenues from global grain marketing and processing activities within our feed grains, oilseeds, wheat, specialty grains and animal nutrition product lines, including grain origination, merchandising, export, oilseed processing and renewable fuels activities. Our Agronomy segment derives revenues from wholesale and retail sales of crop nutrients, crop protection products and seed. Corporate and Services primarily consists of our financing, hedging and transportation services.

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which generally occurs when control of the goods has transferred to the customer in accordance with the underlying contract. For the majority of our contracts with customers, control transfers to customers at a point in time when goods and/or services have been delivered, as that is generally when legal title, physical possession and risks and rewards of ownership of the goods and/or services transfer to the customer. In limited arrangements, control transfers over time as the customer simultaneously receives and consumes the benefits of the service as we complete our performance obligation(s). Revenue is recognized as the transaction price we expect to be entitled to in exchange for transferring goods or services to a customer, excluding amounts collected on behalf of third parties. For physically settled derivative sales contracts that are outside the scope of the revenue guidance, we recognize revenue when control of the inventory is transferred. Revenues arising from our financing business are recognized in accordance with Accounting Standards Codification ("ASC") Topic 310, Receivables ("ASC Topic 310") and fall outside the scope of ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606").

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

Disaggregation of Revenues

The following table presents revenues recognized under ASC Topic 606, disaggregated by operating segments, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the years ended August 31, 2026, 2025 and 2024. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 310 and ASC Topic 842, Leases ("ASC Topic 842"), that fall outside the scope of ASC Topic 606.

	Year ended August 31, 2026
	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$10,301,353	$1,058,602	$—	$11,359,955
Grains	1,899,215	19,674,856	10,067	21,584,138
Agronomy	6,099,599	—	—	6,099,599
Corporate and Services	123,299	—	64,226	187,525
Total revenues	$18,423,466	$20,733,458	$74,293	$39,231,217

	Year ended August 31, 2025
	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$7,449,198	$749,040	$16	$8,198,254
Grains	1,882,989	19,094,429	10,470	20,987,888
Agronomy	6,069,112	—	—	6,069,112
Corporate and Services	150,398	—	56,956	207,354
Total revenues	$15,551,697	$19,843,469	$67,442	$35,462,608

	Year ended August 31, 2024
	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$8,422,917	$987,324	$—	$9,410,241
Grains	2,613,409	21,468,459	10,938	24,092,806
Agronomy	5,568,025	—	95	5,568,120
Corporate and Services	136,836	—	53,226	190,062
Total revenues	$16,741,187	$22,455,783	$64,259	$39,261,229

Less than 1% of revenues accounted for under ASC Topic 606 included within the table above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional on the passage of time. This results in recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Consolidated Balance Sheets and were $7.6 million and $11.8 million as of August 31, 2026 and 2025, respectively.

Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $194.6 million and $179.6 million as of August 31, 2026 and 2025, respectively, are recorded within other current liabilities on our Consolidated Balance Sheets, and are recognized as revenues within the next respective fiscal year.

Note 3        Receivables

Receivables as of August 31, 2026 and 2025, are as follows:

	2026	2025
	(Dollars in thousands)
Trade accounts receivable	$2,173,071	$2,122,697
CHS Capital short-term notes receivable	1,346,766	1,053,413
Other	428,496	592,187
Gross receivables	3,948,333	3,768,297
Less allowances and reserves	93,523	81,712
Total receivables	$3,854,810	$3,686,585

Trade Accounts Receivable

Trade accounts receivable are recorded at net realizable value, which includes an allowance for expected credit losses in accordance with ASC Topic 326, Financial Instruments - Credit Losses ("ASC Topic 326"). The allowance for expected credit losses is based on our best estimate of expected credit losses in existing receivable balances and is determined using historical write-off experience, adjusted for various industry and regional data and current expectations of future credit losses. We have material receivables from related parties that are disclosed in Note 18, Related Party Transactions. No third-party customer accounted for more than 10% of the total receivables balance as of August 31, 2026 or 2025.

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

In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $164.1 million and $123.8 million as of August 31, 2026 and 2025, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of August 31, 2026 and 2025, commercial notes represented 26% and 24%, respectively, and producer notes represented 74% and 76%, respectively, of total CHS Capital notes receivable.

CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of August 31, 2026, CHS Capital customers had additional available credit of $1.0 billion.

Allowance for Loan Losses

CHS Capital maintains an allowance for loan losses that is an estimate of current expected losses inherent in the loans receivable portfolio. In accordance with ASC Topic 326, the allowance for loan losses is based on our current expectation for future losses, which takes into consideration historical loss experience, third-party industry forecasts, as well as other quantitative and qualitative factors addressing operational risks and industry trends. Additions to the allowance for loan losses are reflected within marketing, general and administrative expenses in the Consolidated Statements of Operations. The portion of loans receivable deemed uncollectible is charged off against the allowance for loan losses. Recoveries of previously charged off amounts increase the allowance for loan losses. No significant amounts of CHS Capital notes were past due as of August 31, 2026 or 2025, and the allowance for loan losses related to CHS Capital notes were not material as of either date.

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

Troubled Debt Restructurings

Restructuring of a loan constitutes a troubled debt restructuring, or restructured loan, if the creditor, for economic reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would otherwise not consider. Concessions vary by program and borrower. Concessions may include interest rate reductions, term extensions, payment deferrals or acceptance of additional collateral in lieu of payments. In limited circumstances, principal may be forgiven. When a restructured loan constitutes a troubled debt restructuring, CHS includes these loans within its impaired loans. CHS Capital had no significant troubled debt restructurings during the years ended August 31, 2026, 2025 and 2024, and no third-party borrowers that accounted for more than 10% of the total CHS Capital notes receivable or total receivables as of August 31, 2026 or 2025.

Loan Participations

For the years ended August 31, 2026 and 2025, CHS Capital sold $44.4 million and $48.8 million of notes receivable, respectively, to various counterparties under a master participation agreement. The sales resulted in removal of notes receivable from the Consolidated Balance Sheets. CHS Capital has no retained interests in the transferred notes receivable, other than collection and administrative services. Proceeds from sales of notes receivable have been included in investing activities in the Consolidated Statements of Cash Flows. Fees received related to servicing notes receivable are recorded in other income in the Consolidated Statements of Operations. We consider the fees received adequate compensation for services rendered and, accordingly, have recorded no servicing asset or liability.

Other Receivables

Other receivables are comprised of certain other amounts recorded in the normal course of business, including receivables related to vendor rebates, value-added taxes, certain financing receivables and pre-crop financing, primarily to Brazilian farmers, to finance a portion of supplier production costs. We receive volume-based rebates from certain vendors during the year. These vendor rebates are accounted for in accordance with ASC 705, Cost of Sales and Services, based on the terms of the volume rebate program. For rebates that meet the definition of a binding arrangement and are both probable and estimable, we estimate the amount of the rebate we will receive and accrue it as a reduction of the cost of inventory and cost of goods sold over the period in which the rebate is earned. For pre-crop financing arrangements, we do not bear costs or operational risks associated with the related growing crops, although our ability to be paid depends on the crops being produced. The financing is collateralized by future crops, land and physical assets of the farmers, carries a local market interest rate and settles when the farmer's crop is harvested and sold. No significant troubled debt restructurings occurred during the years ended August 31, 2026, 2025 and 2024, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of August 31, 2026 or 2025.

Note 4        Inventories

Inventories as of August 31, 2026 and 2025, are as follows:

	2026	2025
	(Dollars in thousands)
Grain and oilseed	$1,468,530	$957,894
Energy	713,847	694,655
Agronomy	1,335,190	1,202,326
Processed grain and oilseed	168,575	134,498
Other	297,303	280,977
Total inventories	$3,983,445	$3,270,350

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

As of August 31, 2026 and 2025, we valued approximately 14% and 18%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value. If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $656.0 million and $361.1 million as of August 31, 2026 and 2025, respectively. There were no liquidations of LIFO inventories during fiscal 2026 or fiscal 2025.

Note 5        Other Current Assets

Other current assets as of August 31, 2026 and 2025, are as follows:

	2026	2025
	(Dollars in thousands)
Derivative assets (Note 15)	$528,979	$177,231
Margin and related deposits	219,489	183,817
Prepaid expenses	205,651	204,826
Supplier advance payments	90,010	104,866
Restricted cash (Note 1)	123,217	71,434
Other	130,767	59,416
Total other current assets	$1,298,113	$801,590

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

Note 6        Investments

Investments as of August 31, 2026 and 2025, are as follows:

	2026	2025
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,494,112	$2,535,119
Ventura Foods, LLC	530,897	527,227
Ardent Mills, LLC	245,660	237,052
Producer Ag, LLC	—	46,507
Other equity method investments	402,658	361,171
Other investments	133,127	138,986
Total investments	$3,806,454	$3,846,062

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

In addition to the recognition of our share of income from our equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with U.S. GAAP. We had approximately $692.5 million of cumulative undistributed earnings from our equity method investees included in the investments balance as of August 31, 2026.

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

CF Nitrogen

We have a $2.5 billion investment with a 7.86% membership interest (based on product tons) in CF Nitrogen, a strategic venture with CF Industries Holdings, Inc. At the time we entered into the strategic venture, we also entered into a supply agreement that entitles us to purchase, at prevailing market prices, up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually from CF Nitrogen for ratable delivery through calendar year 2097. We received cash distributions from CF Nitrogen for the years ended August 31, 2026, 2025 and 2024, in the amounts of $447.3 million, $304.4 million and $308.4 million, respectively. Distribution amounts are determined under the LLC agreement and are based, in part, on actual volumes of UAN and urea purchased by CHS under the supply agreement. Based on expected purchase volumes and the terms of the LLC agreement, cash distributions are expected to exceed our share of CF Nitrogen earnings by approximately $35 million annually, resulting in a corresponding annual net reduction in the carrying amount of our investment, which will have the effect of reducing our investment to zero over the life of the supply agreement. We determine our share of CF Nitrogen’s earnings or losses using the hypothetical liquidation at book-value method, which reflects our contractual claim on CF Nitrogen’s net assets pursuant to the liquidation provisions of the LLC agreement. Our share of the results of this investment is included in our Agronomy segment.

The following tables provide aggregate summarized financial information for CF Nitrogen for balance sheets as of August 31, 2026 and 2025, and statements of operations for the 12 months ended August 31, 2026, 2025 and 2024:

	2026	2025
	(Dollars in thousands)
Current assets	$699,148	$618,239
Noncurrent assets	4,306,483	4,683,477
Current liabilities	297,335	299,564
Noncurrent liabilities	2,017	2,352

	2026	2025	2024
	(Dollars in thousands)
Net sales	$4,860,560	$3,872,415	$3,588,649
Gross profit	2,087,761	1,297,379	1,232,346
Net earnings	1,997,279	1,243,399	1,186,890
Earnings attributable to CHS Inc.	406,334	294,944	275,531

Ventura Foods

We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., Ltd., that produces and distributes edible oil-based products. We account for Ventura Foods as an equity method investment, and our share of the results of this equity method investment is included in Corporate and Services.

Ardent Mills

We have a 12% interest in Ardent Mills, which is a joint venture with Cargill, Incorporated ("Cargill"), and Conagra Brands, Inc., and is the largest flour miller in the United States. We account for Ardent Mills as an equity method investment. Our share of the results is included in Corporate and Services.

Producer Ag

On October 10, 2025, we announced our mutual intent with Mid-Kansas Cooperative to start the process of ending our joint venture in Producer Ag. On December 31, 2025, we finalized an agreement to exit the joint venture. As part of this agreement, CHS received consideration in the form of working capital, primarily inventory and cash, in exchange for our equity interest, which represented approximately 57% of the net assets, and amounts previously owed to CHS. As of August 31, 2026, CHS had no remaining investment balance in Producer Ag, and the corresponding final settlement had no impact on our Consolidated Statements of Operations for the same year ended.

Prior to our exit from the joint venture, we accounted for Producer Ag as an equity method investment. Our share of the results prior to our exit is included in our Grains segment.

Other Equity Method Investments

Our investments in other equity method investees are not significant in relation to our consolidated financial statements, either individually or in the aggregate.

Note 7        Property, Plant and Equipment

Major classes of property, plant and equipment, including finance lease assets, are summarized in the table below as of August 31, 2026 and 2025.

	2026	2025
	(Dollars in thousands)
Land and land improvements	$498,013	$490,418
Buildings	1,487,578	1,505,368
Machinery and equipment	8,831,931	8,750,348
Computer software, office equipment and other	828,897	570,834
Construction in progress	750,386	853,263
Gross property, plant and equipment	12,396,805	12,170,231
Less accumulated depreciation and amortization	7,016,112	6,668,937
Total property, plant and equipment	$5,380,693	$5,501,294

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method by charges to operations at rates based on the expected useful lives of individual or groups of assets (generally 15 to 20 years for land improvements; 20 to 40 years for buildings; five to 20 years for machinery and equipment; and three to 10 years for computer software, office equipment and other). Expenditures for maintenance and minor repairs and renewals are expensed as incurred. We also capitalize and amortize eligible costs to acquire or develop internal-use software that are incurred during the application development stage. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the related accounts and resulting gains or losses are reflected in operations.

Depreciation expense, including amortization of finance lease assets, for the years ended August 31, 2026, 2025 and 2024, was $548.1 million, $546.6 million and $474.8 million, respectively. Included in the depreciation amount for the year ended August 31, 2025 is $21.4 million due to closure of our Superior, Wisconsin, grain facility and the shortening of its useful life.

Property, plant and equipment and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with U.S. GAAP. This evaluation of recoverability is based on various indicators, including the nature, future economic benefits and geographic locations of the assets, historical or future profitability measures and other external market conditions. If these indicators suggest the carrying amounts of an asset or asset group may not be recoverable, potential impairment is evaluated using undiscounted, estimated future cash flows. Should the sum of the expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured as the amount by which the carrying value of the asset or asset group exceeds its fair value. No significant impairments were identified during fiscal years 2026, 2025 or 2024.

We have other assets we may be obligated to dismantle at the end of the corresponding lease terms subject to the lessor's discretion for which we have recorded an asset retirement obligation. Based on our estimates of the timing, cost and probability of removal, this obligation is not material.

Note 8        Other Assets

Other assets as of August 31, 2026 and 2025, are as follows:

	2026	2025
	(Dollars in thousands)
Goodwill	$239,441	$239,441
Customer lists, trademarks and other intangible assets	82,013	94,414
Notes receivable (Note 3)	190,557	145,795
Long-term derivative assets (Note 15)	5,510	1,984
Prepaid pension and other benefits (Note 13)	66,153	60,085
Capitalized major maintenance	353,479	400,267
Cash value life insurance	192,630	165,922
Operating lease right of use assets (Note 19)	245,910	238,718
Other	150,064	83,516
Total other assets	$1,525,757	$1,430,142

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

No goodwill impairments were identified as a result of our annual goodwill analyses performed during the fiscal years 2026, 2025 or 2024. Management will continue to monitor the results and projected cash flows for each of our businesses to assess whether any reserves or impairments may be necessary in the future.

As discussed in Note 14, Segment Reporting, effective September 1, 2025, we changed our segment reporting to align with our new product-line operating model. As a result of this change, goodwill associated with our ag retail business was reallocated across the new reporting units through the relative fair value method.

Goodwill activity of $59.5 million during the year ended August 31, 2025, was related to our acquisition of West Central Ag Services. During the year ended August 31, 2026, goodwill was reallocated among our reportable segments as a result of our segment reorganization using a relative fair value approach. There were no other changes in the net carrying amount of goodwill during the year ended August 31, 2026.

	Energy	Grains	Agronomy	Ag	Corporate and Services	Total
	(Dollars in thousands)
Balances, August 31, 2024	$9,458	$—	$—	$159,944	$10,574	$179,976
West Central Ag Services acquisition	—	—	—	59,465	—	59,465
Balances, August 31, 2025	9,458	—	—	219,409	10,574	239,441
Reallocation of goodwill in segment reorganization	27,156	116,920	75,333	(219,409)	—	—
Balances, August 31, 2026	$36,614	$116,920	$75,333	$—	$10,574	$239,441

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

	August 31, 2026			August 31, 2025
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$129,596	$(63,059)	$66,537	$130,389	$(54,603)	$75,786
Trademarks and other intangible assets	31,171	(15,695)	15,476	29,551	(10,923)	18,628
Total intangible assets	$160,767	$(78,754)	$82,013	$159,940	$(65,526)	$94,414

Intangible asset amortization expense for the years ended August 31, 2026, 2025 and 2024, was $14.6 million, $10.1 million and $6.9 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for future years is as follows:

(Dollars in thousands)
2027	$11,596
2028	11,480
2029	9,844
2030	8,846
2031	8,775
Thereafter	31,472
Total	$82,013

Capitalized Major Maintenance

Activity related to capitalized major maintenance costs at our refineries for the years ended August 31, 2026, 2025 and 2024, is summarized below:

	Balance at Beginning of Year	Cost Deferred	Amortization	Balance at End of Year
	(Dollars in thousands)
2026	$400,267	$67,658	$(114,446)	$353,479
2025	223,119	271,857	(94,709)	400,267
2024	289,377	21,909	(88,167)	223,119

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

Note 9        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of August 31, 2026.

Notes Payable

Notes payable as of August 31, 2026 and 2025, consisted of the following:

	Weighted-Average Interest Rate
	2026	2025	2026	2025
			(Dollars in thousands)
Notes payable	3.70%	4.97%	$193,649	$584,226
CHS Capital notes payable	4.02%	4.79%	255,353	568,231
Total notes payable			$449,002	$1,152,457

Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.8 billion that expires on April 21, 2028. There were no borrowings outstanding on this facility as of August 31, 2026, and $180.0 million borrowings outstanding as of August 31, 2025. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

In addition to our facilities referenced above, our international subsidiaries have lines of credit with $182.5 million and $329.5 million outstanding as of August 31, 2026 and 2025, respectively.

CHS Capital Notes Payable

We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes, and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of August 31, 2026, total availability under the Securitization Facility was $963.9 million, of which $175.0 million was utilized. As of August 31, 2025, $296.0 million was utilized.

We also have a repurchase facility ("Repurchase Facility"). Under the Repurchase Facility, we can obtain repurchase agreement financing for certain eligible receivables and notes receivables of the Originators. As of August 31, 2026, maximum availability under the Repurchase Facility was $250.0 million of which no amount was utilized. As of August 31, 2025, $159.7 million was utilized.

On August 26, 2026, we amended both the Securitization and Repurchase Facilities to extend the terms of the facilities to August 25, 2027.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and are due upon demand. Borrowings under these notes totaled $80.4 million and $112.5 million as of August 31, 2026 and 2025, respectively.

Long-Term Debt

We repaid approximately $80.6 million and $331.6 million, respectively, of long-term debt consisting of scheduled debt maturities during the years ended August 31, 2026 and 2025. Amounts included in long-term debt on our Consolidated Balance Sheets as of August 31, 2026 and 2025, are presented in the table below:

	2026	2025
	(Dollars in thousands)
4.82% unsecured notes $80 million face amount, due in fiscal 2026	—	80,000
4.69% unsecured notes $58 million face amount, due in fiscal 2027	58,000	58,000
3.24% unsecured notes $95 million face amount, due in fiscal 2028	95,000	95,000
4.74% unsecured notes $95 million face amount, due in fiscal 2028	95,000	95,000
5.68% unsecured notes $150 million face amount, due in fiscal 2030	150,000	150,000
3.48% unsecured notes $100 million face amount, due in fiscal 2031	100,000	100,000
4.89% unsecured notes $100 million face amount, due in fiscal 2031	100,000	100,000
5.84% unsecured notes $150 million face amount, due in fiscal 2032	150,000	150,000
3.58% unsecured notes $65 million face amount, due in fiscal 2033	65,000	65,000
4.71% unsecured notes $100 million face amount, due in fiscal 2033	100,000	100,000
5.93% unsecured notes $150 million face amount, due in fiscal 2034	150,000	150,000
3.73% unsecured notes $115 million face amount, due in fiscal 2036	115,000	115,000
5.40% unsecured notes $125 million face amount, due in fiscal 2036	125,000	125,000
6.05% unsecured notes $150 million face amount, due in fiscal 2037	150,000	150,000
6.13% unsecured notes $250 million face amount, due in fiscal 2039	250,000	250,000
Private placement debt	1,703,000	1,783,000
5.29% unsecured term loan from cooperative and other banks, due in fiscal 2030 (a)	300,000	—
Term loan	300,000	—
Finance lease liabilities (Note 19)	51,845	55,198
Deferred financing costs	(3,434)	(3,894)
Other, including notes and contracts with interest rates from 3.9% to 4.0%	1,312	1,529
Total long-term debt	2,052,723	1,835,833
Less current portion	70,072	90,447
Long-term portion	$1,982,651	$1,745,386
(a) Borrowings are variable under the agreement and bear interest at a base rate plus an applicable margin.

As of August 31, 2026 and 2025, the fair values of our long-term debt were estimated to be $2.0 billion and $1.8 billion, respectively, based on quoted market prices of similar debt (a Level 2 fair value measurement based on the classification hierarchy of ASC Topic 820, Fair Value Measurement).

We have a $300.0 million revolving term loan facility (the “Facility”), which can be paid down and readvanced in an amount up to the referenced $300.0 million until October 29, 2026. On October 29, 2026, the total funded loan balance outstanding reverts to a nonrevolving term loan that is payable on October 29, 2029. There was $300.0 million outstanding under this Facility as of August 31, 2026, and no balance outstanding as of August 31, 2025.

Long-term debt outstanding as of August 31, 2026, has aggregate maturities, excluding finance leases (see Note 19, Leases, for a schedule of minimum future lease payments under finance leases), as follows:

(Dollars in thousands)
2027	$58,562
2028	190,600
2029	150
2030	450,000
2031	200,000
Thereafter	1,105,000
Total	$2,004,312

Interest expense for the years ended August 31, 2026, 2025 and 2024, was $163.6 million, $146.1 million and $104.1 million, respectively, net of capitalized interest of $25.6 million, $32.2 million and $25.7 million, respectively.

Note 10        Other Current Liabilities

Other current liabilities as of August 31, 2026 and 2025, are as follows:

	2026	2025
	(Dollars in thousands)
Customer margin deposits and credit balances	$138,263	$94,148
Customer advance payments	261,627	233,804
Derivative liabilities (Note 15)	546,562	178,017
Dividends and equity payable (Note 12)	363,215	120,000
Total other current liabilities	$1,309,667	$625,969

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

The provision for (benefit from) income taxes for the years ended August 31, 2026, 2025 and 2024, is as follows:

	2026	2025	2024
	(Dollars in thousands)
Current:
Federal	$78,708	$48,229	$21,608
State	7	7,181	23,750
Foreign	46	(905)	30,338
Total current	78,761	54,505	75,696
Deferred:
Federal	(49,525)	(48,079)	(63,605)
State	3,446	9,028	(15,686)
Foreign	55	1,323	(1,277)
Total deferred	(46,024)	(37,728)	(80,568)
Total	$32,737	$16,777	$(4,872)

The geographic sources of pretax income from continuing operations were as follows:

	2026	2025	2024
	(Dollars in thousands)
United States	$1,145,888	$610,626	$1,030,838
Foreign	(17,169)	4,146	66,949
Total	$1,128,719	$614,772	$1,097,787

Deferred tax assets and liabilities as of August 31, 2026 and 2025, are as follows:

	2026	2025
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses	$75,818	$52,850
Postretirement health care and deferred compensation	63,915	56,082
Tax credit carryforwards	104,688	92,421
Loss carryforwards	111,895	114,433
Nonqualified equity	555,351	560,521
Lease obligations	57,366	56,944
Capitalized research and development	68,456	115,499
Other	71,566	9,497
Deferred tax assets valuation allowance	(217,045)	(205,637)
Total deferred tax assets	892,010	852,610
Net deferred tax assets	$61,476	$13,950
Deferred tax liabilities:
Pension costs	$2,995	$2,083
Investments	91,468	120,667
Property, plant and equipment	673,149	601,539
Lease right of use assets	56,985	56,250
Software costs	5,937	58,121
Total deferred tax liabilities	830,534	838,660
Net deferred tax liabilities	$—	$—

We had total gross loss carryforwards of $355.7 million, as of August 31, 2026, of which $55.6 million will expire over periods ranging from fiscal 2027 to fiscal 2037. The remainder will carry forward indefinitely. Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, as well as consideration of other factors, we assessed whether a valuation allowance was necessary to reduce specific foreign loss carryforwards to amounts we believe are more likely than not to be realized as of August 31, 2026. If our estimates prove inaccurate, adjustments to the valuation allowances may be required in the future with gains or losses being charged to income in the period such determination is made. Our McPherson refinery's gross state tax credit carryforwards for income tax were approximately $129.5 million and $116.3 million as of August 31, 2026 and 2025, respectively. The refinery's valuation allowance on Kansas state credits is necessary due to the limited amount of taxable income generated in Kansas by the combined group on an annual basis. Our state tax credits of $131.5 million will begin to expire during fiscal 2027.

The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2026, 2025 and 2024, is as follows:

	2026
	(Dollars in thousands)
	Amount	Percent
U.S. federal statutory tax rate	$237,031	21.0%
State and local income taxes, net of federal income tax effect (a)	3,452	0.3
Foreign tax effects	3,707	0.3
Tax credits
Clean fuel production tax credit	(39,954)	(3.5)
Other	(8,344)	(0.7)
Changes in valuation allowances	11,582	1.0
Nontaxable or nondeductible items
Cooperative §199 A(g) deduction	(79,098)	(7.0)
Patronage earnings	(101,964)	(9.0)
Other	220	—
Changes in unrecognized tax benefits	5,610	0.5
Other adjustments	495	—
Effective tax rate	$32,737	2.9%
(a) State taxes in Minnesota, California and Oklahoma made up the majority (greater than 50%) of this category.

	2025	2024
Statutory federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	2.4	0.5
Patronage earnings	(7.8)	(12.6)
Domestic production activities deduction	(12.9)	(6.8)
Export activities at rates other than the U.S. statutory rate	(3.3)	1.4
Increase in unrecognized tax benefits	2.8	2.7
Valuation allowance	2.8	(0.1)
Tax credits	(4.3)	(6.2)
Other	2.0	(0.3)
Effective tax rate	2.7%	(0.4)%

The primary drivers of the fiscal 2026 effective tax rate compared to fiscal 2025 are the decreased benefit of the cooperative §199 A(g) deduction, partially offset by a reduced unfavorable impact of state and local taxes, changes in unrecognized tax benefits and changes in valuation allowances. The primary driver of the fiscal 2026 effective tax rate compared to fiscal 2024 is a decreased benefit related to patronage earnings.

CHS has determined that it qualifies for clean fuel production credits under Section 45Z of the Internal Revenue Code ("45Z"). 45Z provides a production tax credit for domestically produced transportation fuel that is produced after December 31, 2024, and sold before January 1, 2030. The amount of the credit is based on the fuel's carbon intensity score and compliance with applicable prevailing wage and apprenticeship requirements. CHS has elected to account for federal clean fuel production credits earned under 45Z as an income tax credit within the scope of ASC 740. Credits are recognized as a reduction of income tax expense in the period earned and included in the effective tax rate reconciliation.

Subsequent to year-end, U.S. Treasury issued further guidance on 45Z which may affect the amount of tax credit we are able to recognize during fiscal 2027. We are continuing to evaluate the impact of this new guidance.

We file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. In addition to the current year, fiscal years 2021 through 2025 remain open and subject to examination by the relevant taxing authorities.

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

	2026	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$96,549	$65,115	$125,853
Additions attributable to current year tax positions	39,619	3,440	2,027
Additions attributable to prior year tax positions	2,199	27,994	32,569
Reductions attributable to prior year tax positions	—	—	(85,513)
Reductions attributable to statute expiration	—	—	(9,821)
Balance at end of period	$138,367	$96,549	$65,115

If we were to prevail on all positions taken in relation to uncertain tax positions, $138.4 million of the unrecognized tax benefits would ultimately benefit our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. We recognized expense of $5.2 million, $9.5 million and benefits of $2.1 million for interest and penalties related to unrecognized tax benefits in our Consolidated Statements of Operations for the years ended August 31, 2026, 2025 and 2024, respectively, and a related $20.9 million and $15.8 million interest payable on our Consolidated Balance Sheets as of August 31, 2026 and 2025, respectively.

In December 2021, the Organization for Economic Cooperation and Development (OECD) introduced a framework known as Pillar Two, aimed at ensuring large multinational enterprises pay a minimum 15% level of tax on income earned in each jurisdiction in which they operate. The OECD also issued administrative guidance, including transition rules and safe harbor provisions to support the implementation of the global minimum tax. Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions where we operate. We have assessed our potential exposure to Pillar Two income taxes. Based on this assessment, there was no material impact on our consolidated financial statements for fiscal 2026. We will continue to monitor and evaluate any potential future implications for our consolidated financial reporting.
Cash income tax payments, net of refunds, consisted of the following:

	2026	2025	2024
	(Dollars in thousands)
Federal	$10,258
State	(5,366)
Iowa	(5,385)
Minnesota	(3,309)
California	2,687
Louisiana	(1,752)
Other states	2,393
International	411
Total	$5,303	$77,070	$129,065

Note 12        Equities

Patronage and Equity Redemptions

In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year and are based on amounts using financial statement earnings. The cash portion of the qualified patronage distribution, if any, is determined annually by the Board of Directors, with the balance issued in the form of qualified and/or nonqualified capital equity certificates. Total patronage distributions for fiscal 2026, to be paid in fiscal 2027, are estimated to be $486.3 million, with the qualified cash portion estimated to be $150.0 million, estimated qualified equity distributions of $306.3 million and estimated nonqualified equity distributions of $30.0 million.

The following table presents estimated patronage distributions to be paid in fiscal 2027, along with actual patronage distributions as paid in fiscal years 2026, 2025 and 2024:

	Estimated to be Paid in Fiscal Year:	Paid in Fiscal Year:
	2027	2026	2025	2024
	(Dollars in millions)
Patronage distributed in cash	$150.0	$30.0	$300.3	$366.0
Patronage distributed in equity	336.3	197.6	360.2	877.3
Total patronage distributed	$486.3	$227.6	$660.5	$1,243.3

Annual net earnings from patronage or other sources may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. The Board of Directors authorized, in accordance with our bylaws, that 35% of the earnings from patronage business for fiscal 2026 and 2025, and 10% for fiscal 2024, be added to our capital reserves.

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

In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2026, which will be distributed in fiscal 2027, to be approximately $150.0 million. Furthermore, the Board of Directors authorized an additional $15.0 million of redemptions, in addition to the $90.0 million previously authorized, related to the year ended August 31, 2025, to be distributed in fiscal 2027. All amounts estimated to be distributed in fiscal 2027 are classified as current liabilities on our Consolidated Balance Sheets.

During the years ended August 31, 2026, 2025 and 2024, we redeemed in cash, outstanding owners' equities in accordance with authorization from the Board of Directors, in the amounts of $100.4 million, $287.7 million and $355.9 million, respectively.

Preferred Stock

As of August 31, 2026, the Board of Directors had not authorized the issuance of any preferred shares that were not outstanding. The following is a summary of our outstanding preferred stock as of August 31, 2026, all shares of which are listed on the Global Select Market of Nasdaq:

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

Preferred Stock Dividends

We made dividend payments on our preferred stock of $168.7 million during each of the years ended August 31, 2026, 2025 and 2024. The following is a summary of the annual dividends per share by series of preferred stock for the years ended August 31, 2026, 2025 and 2024:

	Nasdaq Symbol	Annual Dividend Per Share

8% Cumulative Redeemable	CHSCP	$2.00
Class B Cumulative Redeemable, Series 1	CHSCO	1.97
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	1.78
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	1.69
Class B Cumulative Redeemable, Series 4	CHSCL	1.88

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, for the years ended August 31, 2026, 2025 and 2024 are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2023, net of tax	$(173,925)	$2,032	$(93,502)	$(265,395)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(29,445)	14,950	(10,249)	(24,744)
Amounts reclassified out	180	(15,287)	1,227	(13,880)
Total other comprehensive income (loss), before tax	(29,265)	(337)	(9,022)	(38,624)
Tax effect	7,217	82	178	7,477
Other comprehensive income (loss), net of tax	(22,048)	(255)	(8,844)	(31,147)
Balance as of August 31, 2024, net of tax	(195,973)	1,777	(102,346)	(296,542)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(17,460)	16,821	(8,094)	(8,733)
Amounts reclassified out	12,129	(15,507)	859	(2,519)
Total other comprehensive income (loss), before tax	(5,331)	1,314	(7,235)	(11,252)
Tax effect	1,726	(328)	24	1,422
Other comprehensive income (loss), net of tax	(3,605)	986	(7,211)	(9,830)
Balance as of August 31, 2025, net of tax	(199,578)	2,763	(109,557)	(306,372)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(3,865)	717	22,834	19,686
Amounts reclassified out	14,833	(5,094)	—	9,739
Total other comprehensive income (loss), before tax	10,968	(4,377)	22,834	29,425
Tax effect	(4,361)	1,076	20	(3,265)
Other comprehensive income (loss), net of tax	6,607	(3,301)	22,854	26,160
Balance as of August 31, 2026, net of tax	$(192,971)	$(538)	$(86,703)	$(280,212)

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

Financial information on changes in projected benefit obligation, plan assets funded and balance sheet status as of August 31, 2026 and 2025, is as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$773,522	$760,763	$31,464	$26,443	$23,627	$24,787
Service cost	45,390	43,727	3,325	3,027	840	844
Interest cost	36,106	34,898	1,340	1,154	1,125	1,140
Actuarial loss (gain):
Experience study, lump sum, and crediting rate updates	11,442	8,394	382	365	—	(29)
Other demographic experience*	4,556	20,025	(814)	2,862	1,041	(646)
Discount rate change	(33,590)	(30,273)	(956)	(331)	(1,049)	(845)
Plan amendments	357	(6,236)	—	(227)	(2,423)	—
Benefits paid	(105,520)	(57,776)	(1,999)	(1,829)	(1,551)	(1,624)
Projected benefit obligation at end of period	$732,263	$773,522	$32,742	$31,464	$21,610	$23,627
Change in plan assets:
Fair value of plan assets at beginning of period	$776,286	$781,412	$—	$—	$—	$—
Actual (loss) gain on plan assets	25,538	22,650	—	—	—	—
Company contributions	40,000	30,000	1,999	1,829	1,551	1,624
Benefits paid	(105,520)	(57,776)	(1,999)	(1,829)	(1,551)	(1,624)
Fair value of plan assets at end of period	$736,304	$776,286	$—	$—	$—	$—
Funded status at end of period	$4,041	$2,764	$(32,742)	$(31,464)	$(21,610)	$(23,627)
Amounts recognized on balance sheet:
Noncurrent assets	$12,688	$11,969	$—	$—	$—	$—
Accrued benefit cost:
Current liabilities	—	—	(5,290)	(4,890)	(1,700)	(1,630)
Noncurrent liabilities	(8,647)	(9,205)	(27,452)	(26,574)	(19,910)	(21,997)
Ending balance	$4,041	$2,764	$(32,742)	$(31,464)	$(21,610)	$(23,627)
Amounts recognized in accumulated other comprehensive loss (pretax):
Prior service cost (credit)	$(4,267)	$(5,219)	$(197)	$(227)	$(2,468)	$(490)
Net loss (gain)	269,467	278,779	7,728	10,097	(13,472)	(14,662)
Ending balance	$265,200	$273,560	$7,531	$9,870	$(15,940)	$(15,152)
*Other demographic experience is comprised of all demographic experience different than anticipated, including terminations, retirements, deaths, pay, etc.

The accumulated benefit obligation of the qualified pension plans was $708.6 million and $748.1 million as of August 31, 2026 and 2025, respectively. The accumulated benefit obligation of the nonqualified pension plans was $32.7 million and $31.3 million as of August 31, 2026 and 2025, respectively.

Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below:

	Years Ended August 31,
	2026	2025
	(Dollars in thousands)
Projected benefit obligation	$32,742	$31,464
Accumulated benefit obligation	32,699	31,272

Components of net periodic benefit costs for the years ended August 31, 2026, 2025 and 2024, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2026	2025	2024	2026	2025	2024	2026	2025	2024
	(Dollars in thousands)
Components of net periodic benefit costs:
Service cost	$45,390	$43,727	$37,391	$3,325	$3,027	$1,968	$840	$844	$650
Interest cost	36,106	34,898	35,928	1,340	1,154	1,043	1,125	1,140	1,144
Expected return on assets	(50,316)	(46,977)	(47,860)	—	—	—	—	—	—
Prior service cost (credit) amortization	(595)	199	178	(30)	(47)	(114)	(445)	(445)	(445)
Actuarial loss (gain) amortization	16,498	12,815	1,796	982	799	380	(1,197)	(1,192)	(1,616)
Net periodic benefit cost (benefit)	$47,083	$44,662	$27,433	$5,617	$4,933	$3,277	$323	$347	$(267)

Components of net periodic benefit costs and amounts recognized in other comprehensive loss (income) for the years ended August 31, 2026, 2025 and 2024, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2026	2025	2024	2026	2025	2024	2026	2025	2024
	(Dollars in thousands)
Other comprehensive loss (income):
Prior service cost	$357	$(6,236)	$223	$—	$(227)	$—	$(2,424)	$—	$—
Net actuarial loss (gain)	7,186	22,472	23,309	(1,388)	2,896	4,087	(7)	(1,519)	2,145
Amortization of actuarial (gain) loss	(16,498)	(12,815)	(1,796)	(982)	(799)	(380)	1,197	1,192	1,616
Amortization of prior service (credit) costs	595	(199)	(178)	30	47	114	445	445	445
Total recognized in other comprehensive loss (income)	$(8,360)	$3,222	$21,558	$(2,340)	$1,917	$3,821	$(789)	$118	$4,206

Estimated amortization in fiscal 2027 from accumulated other comprehensive loss into net periodic benefit cost is as follows:

	Qualified Pension Benefits	Nonqualified Pension Benefits	Other Benefits
	(Dollars in thousands)
Amortization of prior service costs (credit)	$(607)	$(30)	$(242)
Amortization of actuarial loss (gain)	20,351	655	(923)

Plan assumptions for the years ended August 31, 2026, 2025 and 2024, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2026	2025	2024	2026	2025	2024	2026	2025	2024
Weighted-average assumptions to determine the net periodic benefit cost:
Interest credit rate	4.31%	4.68%	4.80%	4.31%	4.68%	4.80%	N/A	N/A	N/A
Discount rate	5.56%	5.12%	5.38%	4.96%	4.78%	5.22%	5.41%	5.01%	5.33%
Expected return on plan assets	6.29%	5.64%	5.64%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.58%	4.98%	4.98%	4.58%	4.98%	4.98%	N/A	N/A	N/A
Weighted-average assumptions to determine the benefit obligations:
Interest credit rate	4.68%	4.31%	4.68%	4.68%	4.31%	4.68%	N/A	N/A	N/A
Discount rate	6.08%	5.61%	5.09%	5.52%	4.97%	4.78%	6.02%	5.41%	5.01%
Rate of compensation increase	4.58%	4.58%	4.98%	4.58%	4.58%	4.98%	N/A	N/A	N/A

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

For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2026. The rate was assumed to decrease gradually to 4.5% by 2036 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$250	$(210)
Effect on postretirement benefit obligation	1,700	(1,700)

Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. During fiscal 2026, we made a discretionary contribution of $40.0 million to the pension plans. Based on the funded status of the qualified pension plans as of August 31, 2026, we do not currently believe we will be required to contribute to these plans in fiscal 2027, although we may voluntarily elect to do so. We expect to pay $7.0 million to participants of the nonqualified pension and postretirement benefit plans during fiscal 2027.

Our retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

	Qualified Pension Benefits	Nonqualified Pension Benefits	Other Benefits
	(Dollars in thousands)
2027	$77,300	$5,290	$1,700
2028	73,300	4,880	1,700
2029	71,000	4,520	1,800
2030	77,500	4,400	1,800
2031	84,400	5,790	1,800
2032-2036	387,100	18,090	8,900

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

Our pension plans' recurring fair value measurements by asset category as of August 31, 2026 and 2025, are presented in the tables below:

	2026
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$25,298	$—	$—	$25,298
Equities:
Common/collective trust at net asset value (1)	—	—	—	160,457
Fixed income securities:
Common/collective trust at net asset value (1)	—	—	—	420,675
Marketable securities	23,049	84,435	—	107,484
Partnership and joint venture interests measured at net asset value (1)	—	—	—	22,389
Total	$48,347	$84,435	$—	$736,303

	2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$40,786	$—	$—	$40,786
Equities:
Common/collective trust at net asset value (1)	—	—	—	172,659
Fixed income securities:
Common/collective trust at net asset value (1)	—	—	—	426,785
Marketable securities	28,079	85,685	—	113,764
Partnership and joint venture interests measured at net asset value (1)	—	—	—	22,292
Total	$68,865	$85,685	$—	$776,286
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

We have other contributory defined contribution plans covering substantially all employees. Total contributions by us to these plans were $37.0 million, $47.1 million and $43.5 million, for the years ended August 31, 2026, 2025 and 2024, respectively.

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

•The Energy segment consists of our wholesale and retail activities within the refined fuels, propane and lubricants product lines. The refined fuels product line includes petroleum refining, pipelines and terminals and markets gasoline and diesel fuel under the Cenex® brand to member cooperatives and other independent retailers. The lubricants product line includes the blending, sale and distribution of primarily Cenex® brand lubricants, and the propane product line markets propane and other natural gas liquids through wholesale and retail market channels. Previously, this segment included our transportation services, which are now reported under Corporate and Services.
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

The Company's remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified within Corporate and Services. Corporate and Services represents our financing and hedging businesses, which provide services to our members and consist of a financial services business and a U.S. Commodity Futures Trading Commission-regulated futures commission merchant ("FCM") for agricultural commodities hedging, and our transportation services. Our nonconsolidated investments in Ventura Foods, and Ardent Mills, are also included in our Corporate and Services operating segment. All other nonconsolidated investments are included in our Energy, Grains and Agronomy reportable segments.

Corporate administrative expenses and interest are allocated to each reportable segment and Corporate and Services, based on direct use of services, such as information technology support and legal counsel, and other factors or considerations relevant to the costs incurred. Capital expenditures and depreciation and amortization are presented in the table below before allocations from Corporate and Services to each reportable segment in alignment with reporting received by the CODM.

Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and IBIT generally trend lower during the second fiscal quarter and increase in the third fiscal quarter. Our retail business, which offers products and services across the Energy, Grains and Agronomy segments, primarily experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively, and our global grain and processing operations within Grains are subject to fluctuations in volume and revenues based on producer harvests, weather, world grain prices, demand and international trade relationships. Additionally, our Agronomy segment generally experiences higher volumes and revenues during the spring planting season. Our Energy segment typically experiences higher volumes and revenues in certain operating areas, such as refined fuels, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons.

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

While our revenues and operating results are derived primarily from businesses and operations that are wholly-owned or subsidiaries and limited liability companies in which we have a controlling interest, a portion of our business operations are conducted through companies in which we do not have a controlling interest or do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Agronomy segment, this primarily consists of our approximate 7.86% membership interest (based on product tons) in CF Nitrogen. In Corporate and Services, this principally includes our 50% ownership in Ventura Foods and our 12% ownership in Ardent Mills. See Note 6, Investments, for more information related to our equity method investments.

Reconciling amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the years ended August 31, 2026, 2025 and 2024, is presented in the tables below.

	Energy	Grains	Agronomy	Total Reportable Segments	Corporate and Services	Reconciling Amounts	Total
Year ended August 31, 2026	(Dollars in thousands)
Revenues, including intersegment revenues	$11,404,745	$21,592,210	$6,101,260	$39,098,215	$366,627	$(233,625)	$39,231,217
Intersegment revenues	(44,790)	(8,072)	(1,661)	(54,523)	(179,102)	233,625	—
Revenues, net of intersegment revenues	$11,359,955	$21,584,138	$6,099,599	$39,043,692	$187,525	$—	$39,231,217
Cost of goods sold (a)	10,432,789	21,184,001	5,740,971	37,357,761	85,599	—	37,443,360
Marketing, general and administrative expenses	377,239	397,941	334,260	1,109,440	86,535	—	1,195,975
Interest expense	(2,721)	70,157	110,890	178,326	24,869	(39,562)	163,633
Other income	313	(123,426)	(27,333)	(150,446)	(20,355)	39,562	(131,239)
Equity income from investments	(2,255)	(71,913)	(413,829)	(487,997)	(81,234)	—	(569,231)
Income before income taxes	$554,590	$127,378	$354,640	$1,036,608	$92,111	$—	$1,128,719

Capital expenditures (b)	$211,468	$191,217	$51,787	$454,472	$77,045	$—	$531,517
Depreciation and amortization	$361,500	$158,123	$65,127	$584,750	$92,395	$—	$677,145

	Energy	Grains	Agronomy	Total Reportable Segments	Corporate and Services	Reconciling Amounts	Total
Year ended August 31, 2025	(Dollars in thousands)
Revenues, including intersegment revenues	$8,210,390	$20,992,479	$6,070,765	$35,273,634	$371,247	$(182,273)	$35,462,608
Intersegment revenues	(12,136)	(4,591)	(1,653)	(18,380)	(163,893)	182,273	—
Revenues, net of intersegment revenues	$8,198,254	$20,987,888	$6,069,112	$35,255,254	$207,354	$—	$35,462,608
Cost of goods sold (a)	7,893,975	20,668,156	5,647,756	34,209,887	115,907	—	34,325,794
Marketing, general and administrative expenses	335,664	353,866	280,358	969,888	76,171	—	1,046,059
Interest expense	(5,950)	59,682	103,377	157,109	17,740	(28,770)	146,079
Other income	(4,839)	(59,980)	(33,275)	(98,094)	(31,107)	28,770	(100,431)
Equity income from investments	(1,581)	(77,839)	(304,387)	(383,807)	(185,858)	—	(569,665)
(Loss) income before income taxes	$(19,015)	$44,003	$375,283	$400,271	$214,501	$—	$614,772

Capital expenditures (b)	$419,317	$279,357	$133,876	$832,550	$167,405	$—	$999,955
Depreciation and amortization	$352,559	$166,693	$65,671	$584,923	$66,503	$—	$651,426

	Energy	Grains	Agronomy	Total Reportable Segments	Corporate and Services	Reconciling Amounts	Total
Year ended August 31, 2024	(Dollars in thousands)
Revenues, including intersegment revenues	$9,430,686	$24,104,905	$5,569,615	$39,105,206	$323,760	$(167,737)	$39,261,229
Intersegment revenues	(20,445)	(12,099)	(1,495)	(34,039)	(133,698)	167,737	—
Revenues, net of intersegment revenues	$9,410,241	$24,092,806	$5,568,120	$39,071,167	$190,062	$—	$39,261,229
Cost of goods sold (a)	8,676,407	23,515,288	5,230,401	37,422,096	87,806	—	37,509,902
Marketing, general and administrative expenses	353,757	414,157	312,143	1,080,057	86,912	—	1,166,969
Interest expense	(16,649)	38,032	85,328	106,711	22,467	(25,114)	104,064
Other income	(12,676)	(64,899)	(42,462)	(120,037)	(42,707)	25,114	(137,630)
Equity losses (income) from investments	2,744	(64,342)	(275,867)	(337,465)	(142,398)	—	(479,863)
Income before income taxes	$406,658	$254,570	$258,577	$919,805	$177,982	$—	$1,097,787

Capital expenditures (b)	$196,202	$253,444	$75,314	$524,960	$306,551	$—	$831,511
Depreciation and amortization	$338,351	$118,120	$53,181	$509,652	$60,239	$—	$569,891
(a) Cost of goods sold is presented net of intersegment cost of goods sold.
(b) Includes amounts related to acquisition of property, plant and equipment and expenditures for major maintenance.

We have international sales, which are predominantly in our Grains segment. The following table presents our sales, based on the geographic location of the subsidiary making the sale, for the years ended August 31, 2026, 2025 and 2024:

	2026	2025	2024
	(Dollars in thousands)
North America (a)	$37,728,529	$34,112,112	$36,876,847
South America	341,411	355,951	515,177
Europe, Middle East and Africa	782,946	541,848	693,454
Asia Pacific	378,331	452,697	1,175,751
Total	$39,231,217	$35,462,608	$39,261,229
(a) Revenues in North America are substantially all attributed to the United States.

The Company had approximately $5.7 billion and $6.1 billion in tangible long-lived assets as of August 31, 2026 and 2025, respectively, with substantially all long-lived assets located within the United States.

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

	August 31, 2026
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative assets
Commodity derivatives	$500,760	$—	$46,689	$454,071
Foreign exchange derivatives	31,239	—	4,076	27,163
Total	$531,999	$—	$50,765	$481,234
Derivative liabilities
Commodity derivatives	$541,311	$4,944	$46,689	$489,678
Foreign exchange derivatives	4,757	—	4,076	681
Total	$546,068	$4,944	$50,765	$490,359

	August 31, 2025
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative assets
Commodity derivatives	$130,491	$—	$10,715	$119,776
Foreign exchange derivatives	43,527	—	9,379	34,148
Total	$174,018	$—	$20,094	$153,924
Derivative liabilities
Commodity derivatives	$166,122	$232	$10,715	$155,175
Foreign exchange derivatives	11,771	—	9,379	2,392
Total	$177,893	$232	$20,094	$157,567

Derivative assets and liabilities with maturities of less than 12 months are recorded in other current assets and other current liabilities, respectively, on our Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Consolidated Balance Sheets as of August 31, 2026 and 2025, was $5.5 million and $2.0 million, respectively. The amount of long-term derivative liabilities recorded on our Consolidated Balance Sheets as of August 31, 2026 and 2025, was $3.6 million and $1.7 million, respectively.

The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the years ended August 31, 2026, 2025 and 2024:

Derivative Type	Location of (Loss) Gain	2026	2025	2024
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$16,271	$21,473	$5,380
Foreign exchange derivatives	Cost of goods sold	(6,769)	39,681	(31,874)
Foreign exchange derivatives	Marketing, general and administrative expenses	(205)	3,651	(2,897)
Total		$9,297	$64,805	$(29,391)

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

As of August 31, 2026 and 2025, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	2026		2025
Derivative Type	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	642,907	935,987	468,345	702,025
Energy products (barrels)	8,090	6,812	10,059	6,687
Processed grain and oilseed (tons)	988	2,599	1,168	2,429
Crop nutrients (tons)	35	38	29	32
Natural gas (MMBtu)	660	—	180	—

Foreign Exchange Contracts

We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although CHS has some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.5 billion and $1.7 billion as of August 31, 2026 and 2025, respectively.

Derivatives Designated as Cash Flow Hedging Strategies

Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of August 31, 2026 and 2025, the aggregate notional amount of cash flow hedges was 3.4 million and 5.1 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Consolidated Balance Sheets in which they are recorded as of August 31, 2026 and 2025:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	2026	2025	Balance Sheet Location	2026	2025
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$2,490	$5,197	Other current liabilities	$4,086	$1,786

The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the years ended August 31, 2026, 2025 and 2024:

	2026	2025	2024
	(Dollars in thousands)
Commodity derivatives	$(5,006)	$965	$(605)

The following table presents the pretax gains (losses) relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Consolidated Statements of Operations for the years ended August 31, 2026, 2025 and 2024:

	Location of Gain (Loss)	2026	2025	2024
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$5,652	$16,672	$16,454

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

Recurring fair value measurements as of August 31, 2026 and 2025, are as follows:

	2026
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$541	$502,709	$—	$503,250
Foreign exchange derivatives	—	31,239	—	31,239
Segregated investments and marketable securities	19,798	110,524	—	130,322
Other assets	89,090	—	—	89,090
Total	$109,429	$644,472	$—	$753,901
Liabilities
Commodity derivatives	$5,227	$540,170	$—	$545,397
Foreign exchange derivatives	—	4,757	—	4,757
Total	$5,227	$544,927	$—	$550,154

	2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$3,153	$132,535	$—	$135,688
Foreign exchange derivatives	—	43,527	—	43,527
Segregated investments and marketable securities	34,303	135,675	—	169,978
Other assets	110,532	—	—	110,532
Total	$147,988	$311,737	$—	$459,725
Liabilities
Commodity derivatives	$1,110	$166,798	$—	$167,908
Foreign exchange derivatives	—	11,771	—	11,771
Total	$1,110	$178,569	$—	$179,679

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

Guarantees

We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.1 billion, of which $110.4 million were outstanding as of August 31, 2026. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees are current as of August 31, 2026.

Credit Commitments

CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of August 31, 2026, CHS Capital customers had additional available credit of $1.0 billion.

Unconditional Purchase Obligations

Unconditional purchase obligations are commitments to transfer funds in the future for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Our long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and throughput agreements and are not recorded on our Consolidated Balance Sheets. As of August 31, 2026, minimum future payments required under long-term commitments that are noncancelable and that third parties have used to secure financing for facilities that will provide contracted goods, are as follows:

	Payments Due by Period
	Total	2027	2028	2029	2030	2031	Thereafter
	(Dollars in thousands)
Long-term unconditional purchase obligations	$305,824	$70,169	$57,660	$57,526	$39,245	$19,573	$61,651

Total payments under these arrangements were $107.2 million, $92.0 million and $84.6 million for the years ended August 31, 2026, 2025 and 2024, respectively.

Note 18        Related Party Transactions

We purchase various commodity products from and sell to certain equity investees, primarily CF Nitrogen; Ventura Foods; Ardent Mills; TEMCO, LLC and Producer Ag. Sales to and purchases from related parties for the years ended August 31, 2026, 2025 and 2024, are as follows:

	2026	2025	2024
	(Dollars in thousands)
Sales	$1,981,906	$2,374,201	$2,396,916
Purchases	1,485,251	1,830,832	1,590,955

As discussed in Note 6, Investments, on December 31, 2025, we finalized an agreement to exit the Producer Ag joint venture. Sales and purchases activity prior to the exit are included in the preceding table. Subsequently, Producer Ag was no longer considered a related party for purposes of this disclosure.

Receivables due from and payables due to related parties as of August 31, 2026 and 2025, are as follows:

	2026	2025
	(Dollars in thousands)
Due from related parties	$65,555	$225,421
Due to related parties	188,001	130,416

The amounts due from related parties associated with grain sales to Producer Ag were $0.0 million and $153.6 million, as of August 31, 2026 and 2025, respectively. As part of the exit agreement, we received consideration in the form of working capital in exchange for our equity interest and amounts previously owed to CHS. Subsequently, Producer Ag was no longer considered a related party for purposes of this disclosure.

Other Related Party Considerations

As a cooperative, we are owned by farmers and ranchers and member cooperatives, which are referred to as members. We buy commodities from and provide products and services to our members in the ordinary course of business. Transactions and balances with members are not presented in the tables above solely as a result of their membership in CHS. Individually, our members do not have a significant ownership in CHS. Transactions with, and amounts due from or to, members were not material to CHS, individually or in aggregate, during the reporting period.

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

Lease expense is recognized on a straight-line basis over the lease term. The components of lease expense recognized in our Consolidated Statements of Operations as of August 31, 2026, 2025 and 2024, are as follows:

	2026	2025	2024
	(Dollars in thousands)
Operating lease expense	$97,314	$95,551	$84,826
Finance lease expense:
Amortization of assets	15,524	12,831	9,506
Interest on lease liabilities	2,371	2,256	1,964
Short-term lease expense	26,163	30,078	25,753
Variable lease (income) expense	(21)	50	833
Total net lease expense*	$141,351	$140,766	$122,882
*Income related to sublease activity is not material and has been excluded from the table above.

Supplemental balance sheet information related to operating and finance leases as of August 31, 2026 and 2025, is as follows:

	Balance Sheet Location	2026	2025
		(Dollars in thousands)
Operating leases
Assets
Operating lease right of use assets	Other assets	$245,910	$238,718
Liabilities
Current operating lease liabilities	Accrued expenses	$68,378	$70,801
Long-term operating lease liabilities	Other liabilities	169,109	170,604
Total operating lease liabilities		$237,487	$241,405

Finance leases
Assets
Finance lease assets	Property, plant and equipment	$65,328	$71,773
Liabilities
Current finance lease liabilities	Current portion of long-term debt	$12,072	$10,447
Long-term finance lease liabilities	Long-term debt	39,773	44,751
Total finance lease liabilities		$51,845	$55,198

Information related to the lease term and discount rate for operating and finance leases as of August 31, 2026 and 2025, is as follows:

	2026	2025
Weighted average remaining lease term (in years)
Operating leases	4.8	4.8
Finance leases	6.2	7.1
Weighted average discount rate
Operating leases	4.42%	4.19%
Finance leases	4.75%	4.24%

Supplemental cash flow and other information related to operating and finance leases as of August 31, 2026, 2025 and 2024, is as follows:

	2026	2025	2024
	(Dollars in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$92,116	$85,976	$78,614
Operating cash flows from finance leases	2,371	2,256	1,964
Financing cash flows from finance leases	12,111	9,772	7,716

Supplemental noncash information:
Right of use assets obtained in exchange for lease liabilities	$76,249	$89,158	$73,183
Right of use asset modifications	179	25,475	12,277

Maturities of lease liabilities by fiscal year as of August 31, 2026, are as follows:

	August 31, 2026
	Finance Leases	Operating Leases
	(Dollars in thousands)
2027	$14,550	$79,261
2028	12,280	62,610
2029	10,119	46,298
2030	7,932	28,972
2031	4,654	12,264
Thereafter	10,771	21,829
Total maturities of lease liabilities	60,306	251,234
Less amounts representing interest	8,461	13,747
Present value of future minimum lease payments	51,845	237,487
Less current obligations	12,072	68,378
Long-term obligations	$39,773	$169,109